Form 10-Q
period 1995-03-31
WAYNE BANCORP INC /OH/
filed 1995-05-02
CIK 788134

FORM 10-Q

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC.   20549

                  Quarterly Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

For the Quarter Ended:     March 31, 1995    COMMISSION FILE NUMBER 0-14612

                          WAYNE BANCORP, INC.

         Ohio                          34-1516142

(State or other Jurisdiction of       (IRS Employer
 incorporation or organization)        Identification Number)

     112 West Liberty Street, P.O. Box 757   Wooster, Ohio  44691


     Indicate by check mark whether the registrant (1) has filed all reports required under section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days:


Yes__X__       No_____


Number of shares of Common Stock, Stated Value $1.00 per Share, issued and
    outstanding:    April 30, 1995:    1,872,859







                                  INDEX

                             WAYNE BANCORP, INC.

                                FORM 10-Q

                   For the Quarter Ended March 31, 1995

PART I.    FINANCIAL INFORMATION                                    PAGE NO.

Item I.   Financial Statements

                  Consolidated Balance Sheet.....................      1

                  Consolidated Statement of Income...............      2

                  Consolidated Statement of Cash Flows...........      3

                  Notes to Consolidated Financial Statements.....     4,5


Item II.   Management's discussion and analysis of financial
           condition and results of operations...................   6,7,8,9


PART II.   OTHER INFORMATION.....................................     10

SIGNATURES.......................................................     11






PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS

                  CONSOLIDATED BALANCE SHEET  (UNAUDITED)
                                                     March 31,   December 31,
                                                         1995          1994
                                                   ----------------------------
ASSETS
Cash and Due From Banks............................  $13,714,118   $17,090,682
Federal Funds Sold.................................    1,920,000             0
                                                   ----------------------------
                  Total Cash and Cash Equivalents..   15,634,118    17,090,682

Investment Securities Available-for-Sale  (Note 2).   27,346,533    28,085,480
Investment Securities Held-to-Maturity (Market Value
   March 31, 1995 $53,467,131 and $64,095,092 at
   December 31, 1994)  (Note 2)....................   53,669,421    65,066,283

Loans   (Note 3)...................................  202,295,211   197,579,792
                  Unearned Income..................     (738,125)     (653,218)
                  Allowance for Loan Losses........   (3,463,006)   (3,447,539)
                                                   ----------------------------
                  Net Loans........................  198,094,080   193,479,035

Premises and Equipment.............................    6,292,677     6,316,873
Investment in Affiliate............................      152,029       123,044
Other Assets.......................................    6,007,365     5,523,158
                                                   ----------------------------
TOTAL ASSETS....................................... $307,196,223  $315,684,555
                                                   ============================
LIABILITIES
Deposits
     Interest Bearing.............................. $219,271,916  $219,559,130
     Non-Interest Bearing..........................   42,511,346    46,985,705
                                                   ----------------------------
                  Total Deposits...................  261,783,262   266,544,835

Federal Funds Purchased............................            0     5,000,000
Securities Sold Under Agreements to Repurchase.....    9,091,184     8,860,647
Other Liabilities..................................    1,593,565     1,638,757
                                                   ----------------------------
                  Total Liabilities................  272,468,011   282,044,239

SHAREHOLDERS' EQUITY
Common Stock, Stated Value $1......................    1,872,859     1,871,467

  Shares Authorized 5,400,000
  Shares issued  -  1,872,859 in 1995 and 1,871,467 in 1994
  Shares outstanding - 1,872,630 in 1995 and 1,870,971 in 1994

Paid In Capital....................................    7,944,132     7,896,813
Retained Earnings..................................   25,011,599    24,230,409
Treasury Stock.....................................       (6,238)      (15,500)
Unrealized loss on Securities Available-for-Sale...      (94,140)     (342,873)
                                                   ----------------------------
                  Total Shareholders' Equity.......   34,728,212    33,640,316
                                                   ----------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......... $307,196,223  $315,684,555
                                                   ============================

See Notes to Consolidated Financial Statements

                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                      Three Months Ended
                                                           March 31,
                                                        1995         1994
                                                   ----------------------------
INTEREST INCOME:

Interest and Fees on Loans.........................   $4,524,427    $3,881,791
Interest and Dividends on Securities:
     Taxable.......................................      892,722       745,244
     Nontaxable....................................      328,224       311,718
Other Interest Income..............................       11,233        18,332
                                                   ----------------------------
                  Total Interest Income............    5,756,606     4,957,085

INTEREST EXPENSE:

Interest on Deposits...............................    2,133,530     1,866,549
Interest on Repurchase Agreements..................      117,262        62,360
Interest on Other Borrowings.......................       53,936           846
                                                   ----------------------------
                  Total Interest Expense...........    2,304,728     1,929,755

NET INTEREST INCOME................................    3,451,878     3,027,330
Provision for Loan Losses..........................       30,000       135,000
                                                   ----------------------------
NET INTEREST INCOME AFTER PROVISION
                  FOR LOAN LOSSES..................    3,421,878     2,892,330

OTHER INCOME:

Service Charges on Deposits........................      299,474       305,188
Income from Fiduciary Activities...................      205,000       195,000
Other Non-Interest Income..........................      153,641       133,064
Gain (Loss) on Sale of Securities..................      (11,501)       21,891
                                                   ----------------------------
                  Total Other Income...............      646,614       655,143

OTHER EXPENSES:

Salaries and Employee Benefits.....................    1,158,834     1,056,398
Occupancy and Equipment............................      279,612       241,890
Other Non-Interest Expenses........................    1,095,911     1,057,474
                                                   ----------------------------
                  Total Other Expenses.............    2,534,357     2,355,762

INCOME BEFORE INCOME TAX EXPENSE...................    1,534,135     1,191,711

INCOME TAX EXPENSE.................................      434,835       326,927
                                                   ----------------------------
NET INCOME.........................................   $1,099,300      $864,784
                                                   ============================

NET INCOME PER SHARE (note 4)                              $0.59         $0.46
DIVIDENDS PER SHARE (note 4)                               $0.17         $0.14

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                      Three Months Ended
                                                           March 31,
                                                        1995         1994
- - -------------------------------------------------------------------------------
OPERATING ACTIVITIES

Net Income.........................................   $1,099,300      $864,784
Adjustments to reconcile net income to net cash
   provided by operating activities:
       Provision for Loan Losses...................       30,000       135,000
       Depreciation and Amortization...............      187,301       181,714
       Amortization of Investment Security
         premiums and discounts....................      169,871       323,645
       Increase in interest receivable.............      (77,597)      (46,639)
       (Increase) Decrease in interest payable.....      128,673      (117,789)
       Other, (net)................................     (803,046)     (391,052)
                                                   ----------------------------
Net Cash Provided by Operating Activities..........      734,502       949,663

INVESTING ACTIVITIES

Purchase of securities Held-to-Maturity............     (913,120)   (3,650,064)
Proceeds from sale of securities Held-to-Maturity      8,090,369             0
Proceeds from matured securities Held-to-Maturity..    4,155,034     4,765,402
Purchase of Available for Sale Securities..........        8,147    (2,102,422)

Proceeds from sale of securities Available-for-Sale    1,002,531     2,094,141
Net increase in loans and leases...................   (4,622,661)   (5,407,297)
Purchase of premises and equipment.................     (100,689)     (191,123)
                                                   ----------------------------
Net cash provided (used) by investing activities...    7,619,611    (4,491,363)

FINANCING ACTIVITIES

Net decrease in deposits...........................   (4,781,076)   (4,383,203)
Net increase (decrease) in short term borrowings...   (4,769,465)    1,915,622
Cash dividends.....................................     (318,110)     (266,629)
Cash dividends reinvested..........................       48,711        39,537
Issuance of common stock...........................        9,263       197,200
                                                   ----------------------------
Net cash (used) by financing activities............   (9,810,677)   (2,497,473)

Decrease in cash and cash equivalents..............   (1,456,564)   (6,039,173)
Cash and cash equivalents at beginning of period...   17,090,682    17,081,404
                                                   ----------------------------
Cash and cash equivalents at end of period.........  $15,634,118   $11,042,231
                                                   ============================

See notes to consolidated financial statements.

                     WAYNE BANCORP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

1.   Basis of Presentation:
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnontes required by generally accepted accounting standards for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Certain prior year amounts have been reclassified to conform with current financial statement presentation.


2.  Investment Securities:

     As of January 1, 1994, the Company changed its method of accounting for debt and equity securities to adopt SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, securities are classified into held-to-maturity and available-for-sale categories. The held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity, and are reported at amortized cost. Available-for-sale securities are those which the Company may decide to sell if needed for liquidity, asset-liability management, or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax.

     The effect of adopting this new accounting guidance was to increase the Company's equity at January 1, 1994 by approximately $140,000.

     Realized gains or losses are determined based on the amortized cost of the specific security sold.

     During the three months ended March 31, 1995, and 1994 the proceeds from sales of available-for-sale securities were $1,002,531 and $2,094,141 with gross losses of $742 in 1995 and gains of $21,891 included in earnings. Proceeds from sales of held-to-maturity securities who's maturity date was within 90 days of maturity amounted to $8,090,369 with realized losses of $ 10,759 included in earnings in 1995 with no sales of held-to-maturity
     securities in 1994.   For this period, the change in net unrealized holding
     gain or loss on securities available-for-sale was $377,000.
     There were no transfers of securities classified as Held-to-Maturity.

     Summary of book and market values of securities:

     Securities Available for Sale

                                March 31, 1995         December 31, 1994
                              Book       Market         Book         Market
                          -----------------------------------------------------
U.S. Treasury.............$12,954,641  $12,814,995   $13,952,890   $13,567,496
Government Agencies....... 10,240,065   10,241,490    10,275,942    10,169,744
Federal Agency Pools......  3,442,486    3,437,856     3,508,792     3,482,053
Mortgage Backed Obligation    171,467      171,681       191,998       190,825
Other securities..........    680,511      680,511       675,362       675,362
                          -----------------------------------------------------
                          $27,489,170  $27,346,533   $28,604,984   $28,085,480
                          =====================================================

     Securities Held to Maturity

                                March 31, 1995         December 31, 1994
                              Book       Market         Book         Market
                          -----------------------------------------------------
U.S. Treasury............. $5,046,202   $5,024,998    $5,058,452    $4,962,811
Government Agencies....... 13,671,766   13,497,898    19,715,817    19,334,516
Federal Agency Pools......  7,870,319    7,675,483     8,066,926     7,737,125
Mortgage Backed Obligation    116,090      116,161       175,596       175,101
Obligations of states and
  political subdivisions.. 24,009,795   24,213,248    24,510,321    24,437,068
Other securities..........  2,955,249    2,939,343     7,539,171     7,448,471
                          -----------------------------------------------------
                          $53,669,421  $53,467,131   $65,066,283   $64,095,092
                          =====================================================


3.   Loans:
     Loans comprised of the following:


                                        March 31,   December 31,
                                          1995          1994
                                      ---------------------------
Commercial loans...................... $79,776,236   $75,983,070
Real Estate loans.....................  73,071,572    73,386,888
Installment loans.....................  35,580,131    34,218,367
Lease Financing.......................   3,138,473     2,741,426
Credit Card Loans.....................   5,099,077     5,695,494
Home Equity loans.....................   5,607,611     5,542,568
Other loans...........................      22,111        11,979
                                      ---------------------------
                  Total...............$202,295,211  $197,579,792
                                      ===========================


4.   Per Share Data:
     Per share data is calculated based on 1,871,349 average common shares outstanding for 1995 and 1,868,139 for 1994. All per share data has been adjusted to reflect stock splits and dividends where applicable.

ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION  AND RESULTS OF OPERATIONS:


Liquidity_And_Interest_Rate_Sensitivity__

        The main objectives of asset/liability management are to provide adequate liquidity and to minimize interest rate risk. Liquidity is the ability to meet cash flow needs, which in the banking industry, refers to the Company's ability to fund customer borrowing needs as well as deposit withdrawals. The Company's primary source of liquidity is the daily Federal Funds Sold and Investment Securities, in particular, the investments with shorter maturities and those identified as available for sale. At March 31, 1995, the amount of Fed Funds Sold and Investments available for sale or maturing within the next three months was $41.9 million. In addition, other assets such as Cash and Due From Banks and maturing loans also provide additional sources of liquidity. The Company continues to keep a balance between short and long-term investments and securities available for sale that will provide adequate liquidity and at the same time maximize earnings. Based on the Company's capital position, profitability and reputation, the available liquidity sources are considered adequate to meet the current and projected needs of the Company.

        Interest rate risk and rate sensitivity is measured by an analysis of the Company's "GAP". GAP is the difference between the volume of assets and liabilities that will mature or reprice within a specific time frame. At March 31, 1995, the Company had a GAP position of .03% of total assets for a one year period. This positive GAP is a result of customers moving matured certificates of deposit funds to short term demand type accounts. The liability sensitive position will benefit the Company in a falling or stable interest rate environment. A positive GAP will benefit the Company in a rising rate environment.


Capital__

        The Company's capital adequacy is a primary concern in our industry today and is measured by several key ratios. A long standing measure of capital adequacy is the percentage of shareholders' equity to total assets. At March 31, 1995 the Company's equity-to-asset ratio adjusted by the impact of FAS
#115 was 11.3% compared to 10.7% at December 31, 1994.
Regulators of the banking industry focus primarily on two other measurements of capital - the risk based capital ratio and the leverage ratio. The risk based capital ratio consists of a numerator of allowable capital components and a denominator of an accumulation of risk weighted assets. With a significant portion of the Company's investment securities portfolio in government related low risk categories and a fair amount of the loan portfolio in one to four family mortgage loans with a 50% risk assessment, the risk based capital ratio is 17.9% at March 31, 1995 and 17.8% at December 31, 1994.

        The regulators require a minimum leverage capital ratio above 3%. They will expect most banks to maintain leverage ratios in the 4-5% range. The leverage ratio is calculated as equity capital less some intangible assets divided by total assets less the same intangible assets. At March 31, 1995 and December 31,
1994 the ratios were 10.8% and 10.4% respectively.



        The regulatory requirement for the capital ratios is a minimum 8.0% for risk based capital and 3.0% for the leverage ratio.
The Company's deposit insurance premiums which are paid to the Federal Deposit Insurance Corporation are based on these capital ratios. The FDIC considers a bank "adequately capitalized" if the capital ratios are: Total equity 8% Tier I risk based capital of 4% and a leverage ratio of 4%. The FDIC considers a bank "well capitalized" with comparable capital ratios of 10%, 6% and 5%. The Company is considered a "well capitalized" Bank, and therefore is subject to the lowest deposit insurance premiums available.



Financial_Condition__

        The total assets of the Company decreased by $8.5 million or 2.7% from December 31, 1994 to March 31, 1995. The decrease was due to temporary funds deposited by retail customers at December
31, 1994 and withdrawn by March 31, 1995 and the sale of investment securities, with the proceeds of those sales used to pay back short term federal funds borrowed. Total loans increased $4.7 million in the first quarter with a continued strong demand for commercial and consumer loans as interest rates appeared to stabilize. Real estate lending showed a small decline in the first quarter of 1995, after over three years of steady increases. This decline is attributed to a slower housing market and a reduction in refinancing of existing real estate loans. Leasing operations began a rebound from what was several years of net decline in outstanding lease financing. In the next six to nine months, it is expected that the interest rate environment will experience a slight increase, and the general economic conditions will become weaker, which could slow the demand for loans.

        Total investments declined by $12.1 million in the first quarter of 1995. This decline is due primarily to the sale of investment securities for liquidity purposes. These sales funded the growth in the loan portfolio, the repayment of short term borrowings and the outflow of deposits. As detailed in
Note 2, in January of 1994, the Company adopted Statement of Financial Accounting Standards No. 115, changing the method of accounting for investments in certain debt and equity securities. Adoption of this standard will not affect the methods used in management of the portfolio, but should enhance the ability to manage the asset-liability position of the Company. The adoption of this statement can have an impact on the Company's capital based on volume of securities classified as available-for-sale, as well as the volatility in the interest rate environment. Management does not feel that the impact on the Company's capital will be material based on the relatively short maturities of the available for sale securities.

        Total deposits declined by $4.8 million, concentrated in the non-interest bearing deposits. The Company has this experience each year in the first quarter where mostly corporate customers draw their funds out that were on deposit at year end. The certificates of deposits, which had been declining steadily for the past two years due to the decline in interest rates have since began to grow at an approximate 3% pace. This growth is coming at the expense of the short term more liquid demand type deposit accounts. The experience in the first quarter is that these deposits are being rolled over into higher paying certificates of deposit from interest bearing demand and savings type accounts, as the Bank's customers have become more comfortable with the current interest rate environment. Management feels that this trend will continue throughout 1995.


Results_of_Operations__

        Net income was $1,099,300 for the first three months of 1995 compared to $864,784 for the same period in 1994. Earnings per share for the three months ended March 31, 1995 and 1994 were $.59 and $.46 per share respectively. Dividends were $.17 per share in the first quarter 1995 and $.14 per share for the first quarter 1994. The 1994 per share numbers reflect retroactive adjustment for the 5% stock dividend declared in December of 1994.

        Total interest income for the first three months increased $799,521 or 16.1% compared to the previous year. The increase is due primarily to the increase in interest rates as the Federal Open Market Committee adjusted interest rates seven times from February 1994 to February 1995. Variable rate commercial loans and matured or called investment securities are adjusted and replaced at interest rates which are significantly higher than what was is in the portfolio at March 31, 1994. The prime rate charged by commercial banks rose from its low of 6% in the first quarter of 1994 to 9% in the first quarter of 1995. Total earning assets were $285 and $279 million at March 31, 1995 and 1994. The weighted interest rate earned on those assets were 8.20% and 7.11% respectively. This increase in the weighted rate on earning assets is due to the sharp increase in the interest rate environment and the repricing of assets. The rising rate environment has been a benefit to the Company because over $150 million of assets were repriced upward by as much as 300 basis points, and only approximately $75 million of liabilities were repriced upward by approximately 100 basis points.

        Total interest paying liabilities at March 31, 1995 and 1994 were $228.4 and $232.8 million respectively. The weighted interest rate paid for these deposit accounts has risen from 3.32% at March 31, 1994 to 4.14% at March 31, 1995.

        The net effect of the changes in interest earning assets and interest paying liabilities, combined with the repricing that has occurred since December 31, 1994 is an increase in net interest income of $424,548 or 14%.

        Total other income decreased $8,529 for the three months ended March 31, 1995 compared to 1994. The primary reason for this is the gain on the sale of investments in 1994 versus losses in 1995 which is partially offset by an increase in income from the the Trust and Investment service function.

        The provision for loan losses has declined $105,000 or 81% in the first three months of 1995 versus 1994. At March 31, 1995 the Company had approximately $161 thousand of loans and leases
past due 90 days or more.   In addition, net chargeoffs at the
end of the first quarter of 1995 were approximately $16 thousand and at April 30, 1995, the Company was in a net recovery position of approximately $8 thousand. Finally, management is aware of a recovery of a previously charged off loan in the amount of approximately $137,000 that will be received in May.
With this type of superior loan quality, the net recovery position and a reserve to total loans ratio of 1.71%, management has reduced the provision.

        Total other expenses have increased $178,595 for the three months ended March 31, 1995 compared with the same period in 1994. The largest part of this increase is in the salaries and employee benefits area. The Company is in a highly competitive market for lower cost labor, and felt it necessary to raise the base wages higher in order to retain the current staff. The increases in Occupancy and Equipment and other non-interest expenses is due to the addition of a branch office in Berlin.
This office opened in the fourth quarter of 1994 and therefore no expenses were recognized for that location in the first quarter of 1994. The other non-

interest expenses include FDIC insurance premiums. The FDIC has been discussing the fact that the Bank Insurance Fund (BIF) will be recapitalized in the second quarter of 1995, and banks can expect a reduction in deposit insurance premiums. This reduction could be as much as 83% or $470,000 per year. It is management's opinion that this issue has not been resolved, as there is discussion in the Congress of merging the BIF with the Savings Association Insurance Fund (SAIF), which is under funded. If the BIF and SAIF were to merge, banks could see a delay in the reduction of deposit insurance premiums.

        Salaries and employee benefits expenses increased $102,436 or 9.7% for the first three months in 1995 compared to 1994. This increase is due to increases in compensation of non- officer employees, and increases in the contributions made to the profit sharing and employee stock ownership plans. The Company has experienced an increase in the health insurance area due primarily to increased claims. The Company is partially self insured, and as a result can have fluctuations in the cost of this program. Management expects the insurance costs to be in line with the prior year.

        Occupancy and Equipment expense increased $37,722 or 15.6% over the first quarter of 1995. The increase is due primarily to the new office opened in Berlin, Ohio, depreciation related to the replacement of five of the automated teller machines through the last five months of 1994 and the renovation four offices during that same time period.

        The effect of the increases in total income, and a $105,000 reduction in the provision for loan losses, offset by the increase in other expenses is an increase in the profit before taxes of $342,424 or 28.7%. Based on this increase in profit before taxes, the expense for Federal Income Taxes increased
$107,908 or 33.0%.   Net income for the first quarter of 1995
was $1,099,300, representing an increase of $234,516 or 27.1% over the same period in 1994.




        WAYNE BANCORP, INC.

        PART II - OTHER INFORMATION

_____________________________________________________________

        ITEM 1 - Legal Proceedings:

                                NONE

        ITEM 2 - Changes in securities:

                                NONE

        ITEM 3 - Defaults upon senior securities:

                                NONE

        ITEM 4 - Submission of matters to a vote of securities holders:

            (a)  Annual Meeting of Shareholders March 23, 1995.



            (b)  The following directors were elected:

      Gwenn E. Bull             1,548,301  FOR   15,426  ABSTAIN

      David L. Christopher      1,547,852  FOR   15,875  ABSTAIN

      Dennis B. Donahue         1,540,504  FOR   23,224 ABSTAIN

      Jeffrey E. Smith          1,534,787  FOR   28,940 ABSTAIN



            The following are the directors who were not up for

            election and whose term continued after the Annual

            Meeting:

                         Harold Freedlander             James O. Basford

                         Dietrich Kaesgen               Joseph R. Benden

                         Frank M. Hays                  David E. Taylor

                         Joseph E. Seringer



           (c) Amend the Articles of Incorporation to increase the number of authorized common voting shares to 5,400,000:



                        1,553,315   FOR 1,623  AGAINST  8,789  ABSTAIN

           (d)   None



        ITEM 5 - Other information:

                                NONE

        ITEM 6 - Exhibits and reports on Form 8-K:

                                NONE





______________________SIGNATURES______________________________

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                                ___Wayne_Bancorp,_Inc.__

                                                        (Registrant)



Date ____May_10,_1995____       ____________________________

                                        David L. Christopher,

                                        Chairman, President & CEO







Date ____May_10,_1995____       ____________________________

                                        David P. Boyle, CPA

                                        Vice President
                                        and Chief Financial Officer
                                        Wayne County National Bank