Form 10-Q/A
period 1995-03-31
WAYNE BANCORP INC /OH/
filed 1995-08-01
CIK 788134

Form 10-Q/A
            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC.   20549

       Amended Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For the Quarter Ended:     March 31, 1995

                          WAYNE BANCORP, INC.

                  Ohio
(State or other Jurisdiction of
  incorporation of organization)

   112 West Liberty Street, P. O. Box 757     Wooster,   Ohio   44691

     Indicate by check mark whether the registrant (1) filed all reports required under section 13 or 15(d) of the Securities Exchange Act of 193 the preceeding 12 months (or for such shorter period that the registrant required to file such reports), and (2) has been subject to such filing for the past 90 days.

Yes__X__            No_____

Number of shares of Common Stock, Stated Value $1.00 Per Share, issued a
outstanding:              April 30, 1995:           1,872,859







ITEM 6:          Exhibits...................Exhibit 27 - Financial Data









_____________________SIGNATURES___________________________________

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:





Date:               June 19, 1995                         ______________




Date:              June 19, 1995                          ______________