Form 10-Q
period 1995-06-30
WAYNE BANCORP INC /OH/
filed 1995-08-11
CIK 788134

FORM 10-Q
                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON,  DC  20549

                        Quarterly Report Under Section 13 or 15d
                         of the Securities Exchange Act of 1934

    For the Quarter Ended:     June 30, 1995  COMMISSION FILE NUMBER 0-14612

                                  Wayne Bancorp, Inc.

                        Ohio                  34-1516142
    (State or other Jurisdiction of           (IRS Employer
     incorporation or organization)            Identification Number)

         112 West Liberty Street, P.O. Box 757   Wooster, Ohio  44691

        Registrant's telephone number, including area code  (216) 264-1222


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes__X__       No_____


    Number of shares of Common Stock, Stated Value $1.00 per Share, issued and
    outstanding at July 31, 1995:    1,872,830







                                         INDEX

                                   WAYNE BANCORP, INC.
                                       FORM 10-Q

                         For the Quarter Ended June 30, 1995

    PART I.    FINANCIAL INFORMATION                               PAGE NO.

    Item 1.   Financial Statements

                        Consolidated Balance Sheet..............      1

                        Consolidated Statement of Income........      2

                        Consolidated Statement of Cash Flows....      3

                        Notes to Consolidated Financial Statemen     4,5


    Item  2.   Management's discussion and analysis of financial






               condition and results of operations..............   6 - 9


    PART II.   OTHER INFORMATION................................     10

    SIGNATURES..................................................     11






    PART I - FINANCIAL INFORMATION
    ITEM I - FINANCIAL STATEMENTS

    CONSOLIDATED BALANCE SHEET  (UNAUDITED)  (In Thousands)
                                               June 30 December 31,
                                                  1995     1994
                                              ------------------
    ASSETS
    Cash and Due From Banks................... $16,180  $17,091
    Federal Funds Sold........................   1,260        0
                                              ------------------
         Total Cash and Cash Equivalents......  17,440   17,091

    Securities Available-for-Sale.............  28,676   28,085
    Investment Securities Held-to-Maturity (Market Value
       June 30, 1995 $52,840 and $64,095 at
       December 31, 1994)  (Note 2)...........  52,539   65,066

    Loans   (Note 3).......................... 207,466  197,580
                        Unearned Income.......    (259)    (653)
                        Allowance for Loan Los  (3,654)  (3,448)
                                              ------------------
         Net Loans............................ 203,553  193,479

    Premises and Equipment....................   6,233    6,317
    Investment in Affiliates..................     152      123
    Other Assets..............................   5,507    5,523
                                              ------------------
    TOTAL ASSETS..............................$314,100 $315,684
                                              ==================
    LIABILITIES
    Deposits
         Interest Bearing.....................$220,380 $219,559
         Non-Interest Bearing.................  46,101   46,986
                                              ------------------
         Total Deposits....................... 266,481  266,545

    Federal Funds Purchased...................       0    5,000
    Securities Sold Under Agreements to Repurc  10,037    8,861
    Other Liabilities.........................   1,786    1,639
                                              ------------------
         Total Liabilities.................... 278,304  282,045

    SHAREHOLDERS' EQUITY
    Common Stock, Stated Value $1.............   1,874    1,871
      Shares Authorized 5,400,000
      Shares Issued - 1,874,230 in 1995 and 1,871,467 in 1994
     Shares Outstanding - 1,872,830 in 1995 and 1,870,971 in 1994

    Paid In Capital...........................   7,996    7,897
    Retained Earnings.........................  25,813   24,230
    Treasury Stock............................     (51)     (16)
    Unrealized Gain/(Loss) on Securities
        Available-for-sale                         164     (343)
                                              ------------------
         Total Shareholders' Equity...........  35,796   33,639
                                              ------------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY$314,100 $315,684
                                              ==================

    See Notes to Consolidated Financial Statements

    CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)   (In Thousands)

                                        Three Months En     Six Months Ended
                                              June 30,          June 30,
                                          1995    1994      1995    1994
                                     ---------------------------------------
    INTEREST INCOME:

    Interest and Fees on Loans.......  $4,721   $4,035   $9,245   $7,917
    Interest and Dividends on Securities:
         Taxable.....................     882      791    1,775    1,536
         Nontaxable..................     314      347      642      659
    Other Interest Income............      65       27       77       45
                                     ------------------------------------
    Total Interest Income............   5,982    5,200   11,739   10,157

    INTEREST EXPENSE:

    Interest on Deposits.............   2,299    1,832    4,434    3,699
    Interest on Repurchase Agreements     142       77      259      139
    Interest on Other Borrowings.....       2        5       55        6
                                     ------------------------------------
    Total Interest Expense...........   2,443    1,914    4,748    3,844

    NET INTEREST INCOME..............   3,539    3,286    6,991    6,313
    Provision for Loan Losses........      30      135       60      270
                                     ------------------------------------
    NET INTEREST INCOME AFTER           3,509    3,151    6,931    6,043
       PROVISION FOR LOAN LOSSES...

    OTHER INCOME:

    Service Charges and Fees.........     313      312      612      617
    Income from Fiduciary Activities.     203      195      408      390
    Other Non-Interest Income........     129      136      283      269
    Gain (Loss) on Sale of Securities       0        0      (12)      22
                                     -------------------------------------
    Total Other Income...............     645      643    1,291    1,298

    OTHER EXPENSES:

    Salaries and Employee Benefits...   1,211    1,095    2,370    2,151
    Occupancy and Equipment..........     270      237      548      479
    Other Operating Expenses.........   1,094    1,098    2,191    2,155
                                     -------------------------------------
    Total Other Expenses.............   2,575    2,430    5,109    4,785

    INCOME BEFORE INCOME TAX EXPENSE.   1,579    1,364    3,113    2,556

    INCOME TAX EXPENSE...............     459      382      894      709
                                     -------------------------------------
    NET INCOME.......................  $1,120     $982   $2,219   $1,847


    NET INCOME PER SHARE (note 4)       $0.60    $0.53    $1.18    $0.99
    DIVIDENDS PER SHARE (note 4)        $0.17    $0.15    $0.34    $0.29


    See notes to consolidated financial statements.

    CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)  (In Thousands)

                                                   Six Months Ended
                                                      June 30,
                                                   1995    1994
    ------------------------------------------------------------
    OPERATING ACTIVITIES

    Net Income................................  $2,219   $1,847
    Adjustments to reconcile net income to net cash
       provided by operating activities:
           Provision for Loan Losses..........      60      270
           Depreciation and Amortization......     378      340
           Amortization of Investment Security
             premiums and discounts...........     305      611
           Decrease in interest receivable....     163      114
           Increase (Decrease) in interest pay     229     (106)
           Other, (net).......................    (635)    (355)
                                              ------------------
    Net Cash Provided by Operating Activities    2,719    2,721

    INVESTING ACTIVITIES

    Purchase of Securities Held-to-Maturity... (3,176) (10,053) Proceeds from matured Investment Securities
       Held-to-Maturity.......................  17,562   13,829
    Purchase of Investment Securities Availabl (2,996) (4,084) Proceeds from sale of Investment Securities
       Available-for-Sale.....................   1,003    2,094

    Net increase in loans and leases.......... (10,134)  (7,882)
    Purchase of premises and equipment........    (169)    (584)
                                              ------------------
    Net cash used by investing activities.....   2,090   (6,680)

    FINANCING ACTIVITIES

    Net decrease in deposits.................      (62)  (3,340)
    Net increase in short term borrowings.....  (3,823)   1,046
    Cash dividends............................    (637)    (533)
    Cash dividends reinvested.................      95       80
    Issuance of common stock..................       3      197
    Purchase of Treasury Stock................     (52)       0
    Sale of Treasury Stock....................      16        0
                                              ------------------
    Net cash used by financing activities.....  (4,460)  (2,550)

    Decrease in cash and cash equivalents.....     349   (6,509)
    Cash and cash equivalents at beginning of   17,091   17,081
                                              ------------------
    Cash and cash equivalents at end of period $17,440  $10,572
                                              ===================
    Non-cash Transaction:
    Transfer of loans held for sale to held to            7,696




    See notes to consolidated financial statements.

                           WAYNE BANCORP, INC. AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (UNAUDITED)

    1.   Basis of Presentation:
         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnontes required by generally accepted accounting standards for complete finan-cial statements. In management's opinion, all adjustments considered necessary for fair presentation have been included and such adjustments are of a normal recurring nature. Certain prior year amounts have been reclassified to conform with current financial statement presentation.


    2.  Investment Securities:

      As of January 1, 1994, the Company changed its method of accounting for debt and equity securities to adopt SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, securities are classified into held-to-maturity and available-for-sale categories. The held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity, and are reported at amortized cost. Available-for-sale securities are those which may be sold if needed for liquidity, asset-liability management, or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax.

      The effect of adopting this new accounting guidance was to increase the Company's equity at January 1, 1994 by approximately $140,000.

      Realized gains or losses are determined based on the amortized cost of the specific security sold.

      During the six months ended June 30, 1995 and 1994, proceeds from sales of available-for-sale securities were $1,002,531 and $2,094,141, with gross losses of $742 in 1995 and gains of $21,891in 1994 included in earnings. Proceeds from sales of held-to-maturity securities who's maturity date was within 90 days of the sale date were $8,090,369 with realized losses of $10,75 included in earnings. Proceeds from these sales are included as maturities in the Consolidated Statement of Cash Flows. There were no sales of held-to-maturity securities in 1994. For this period, the change in net unrealized holding gain or loss on securities available-for-sale was approximately $507,000. There were no transfers of securities classified as held-to-maturity.


         Summary of book and market values of securities:

         Securities Available for Sale   (In Thousands)

                                        June 30, 1995  December 31, 1994
                                       Book    Market    Book    Market
                                     -------------------------------------
    U.S. Treasury.................    $14,936  $15,024  $13,953  $13,567
    Federal Agency Obligations.......   9,218    9,316   10,276   10,170
    Federal Agency Pools..........      3,350    3,413    3,509    3,482
    Mortgage Backed Obligations...        167      167      192      191
    Other securities..............        756      756      675      675
                                     -------------------------------------
                                      $28,427  $28,676  $28,605  $28,085
                                     =====================================

         Securities Held to Maturity  (In Thousands)

                                        June 30, 1995   December 31, 1994
                                       Book    Market    Book     Market
                                     -------------------------------------
    U.S. Treasury.................     $5,034   $5,069   $5,058   $4,963
    Federal Agency Obligations.......  12,610   12,552   19,716   19,335
    Federal Agency Pools..........      7,698    7,661    8,067    7,737
    Mortgage Backed Obligations...         55       55      176      175
    Obligations of states and
      political subdivisions......     22,404   22,746   24,510   24,437
    Other securities..............      4,738    4,757    7,539    7,448
                                     -------------------------------------
                                      $52,539  $52,840  $65,066  $64,095
                                     =====================================


    3.   Loans:
         Loans, including loans held for sale are comprised of the following:


                                              June 30,  December 31,
                                                1995     1994
                                              ------------------
    Commercial loans.......................... $83,226  $75,983
    Real Estate loans.........................  73,435   73,387
    Installment loans.........................  37,072   34,218
    Direct Lease Financing....................   2,795    2,741
    Credit Card Loans.........................   5,160    5,696
    Home Equity loans.........................   5,778    5,543
    Other loans...............................       0       12
                                              ------------------
                        Total.................$207,466 $197,580
                                              ==================

     On January 1, 1995 the Company adopted Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan". Adoption of this standard has had no impact to the financial statements.

    4.   Per Share Data:
         Per share data is calculated based on 1,871,646 average common shares outstanding for 1995 and 1,865,560 for 1994. 1994 numbers have been adjusted for a 5% stock dividend effective December 31, 1994.

            WAYNE BANCORP, INC. AND SUBSIDIARIES
        UNAUDITED CONSOLIDATED STATEMENT OF CONDITION
    _________________________________________________________________

    ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS
    -----------------------------------------------------------------
      Liquidity_And_Interest_Rate_Sensitivity__

            The main objectives of asset/liability management are to provide adequate liquidity and to minimize interest rate risk. Liquidity is the ability to meet cash flow needs, which in the banking industry, refers to the Company's ability to fund customer borrowing needs as well as deposit withdrawals. The Company's primary source of liquidity is the daily Federal Funds Sold and Investment Securities, in particular, the investments with shorter maturities and those identified as available for sale. At June 30, 1995, the amount of Fed Funds Sold and Investments available for sale or maturing within the next three months was $35.0 million. In addition, other assets such as Cash and Due From Banks and maturing loans also provide additional sources of liquidity. The Company continues to keep a balance between short and long-term investments and securities available for sale that will provide adequate liquidity and at the same time maximize earnings. Based on the Company's capital position, profitability and reputation, the available liquidity sources are considered adequate to meet the current and projected needs of the Company.

           Interest rate risk and rate sensitivity is measured by an analysis of the Company's "GAP". GAP is the difference between the volume of assets and liabilities that will mature or reprice within a specific time frame. At June 30, 1995, the Company had a GAP position of -4.81% of total assets for a one year period. This negative GAP is a result of the lengthening of the Bank's investment portfolio and growth in lending areas where interest rates are fixed. The liability sensitive position will benefit the Company in a falling or stable interest rate environment. A positive GAP will benefit the Company in a rising rate environment.

    Capital__

            The Company's capital adequacy is a primary concern in our industry today and is measured by several key ratios. A long standing measure of capital adequacy is the percentage of shareholders' equity to total assets. At June 30, 1995 the Company's equity-to-asset ratio adjusted by the impact of FAS
    #115 was 11.4% compared to 10.7% at December 31, 1994.
    Regulators of the banking industry focus primarily on two other measurements of capital - the risk based capital ratio and the leverage ratio. The risk based capital ratio consists of a numerator of allowable capital components and a denominator of an accumulation of risk weighted assets. With a significant portion of the Company's investment securities portfolio in government related low risk categories and a fair amount of the loan portfolio in one to four family mortgage loans with a 50% risk assessment, the risk based capital ratio is 18.1% at June 30, 1995 and 17.8% at December 31, 1994.

            The regulators require a minimum leverage capital ratio above 3%. They will expect most banks to maintain leverage ratios in the 4-5% range. The leverage ratio is calculated as equity capital less some intangible assets divided by total assets less the same intangible assets. At June 30, 1995 and December 31,
    1994 the ratios were 11.0% and 10.4% respectively.

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

    Financial_Condition__

            The total assets of the Company decreased by $1.6 million or .5% from December 31, 1994 to June 30, 1995. The decrease was due to temporary funds deposited by retail customers at December
    31, 1994 and withdrawn by June 30, 1995 and the sale of investment securities, with the proceeds of those sales used to pay back short term federal funds borrowed. Total loans increased $9.9 million in the first six months with a continued strong demand for commercial and consumer loans as interest rates appeared to stabilize. Real estate lending showed a small amount of growth in the first six months of 1995, after over three years of steady large increases. This slow down in real estate lending is attributed to a slower housing market and a reduction in refinancing of existing real estate loans as rates have risen from their low point in 1993. Leasing operations began a rebound from what was several years of net decline in outstanding lease financing. In the next six to nine months, it is expected that the interest rate environment will experience a slight decline, and the general economic conditions will stabilize and which could increase the demand for loans.

            Total investments declined by $11.9 million in the first six months of 1995. This decline is due primarily to the sale of investment securities for liquidity purposes. These sales funded the growth in the loan portfolio, the repayment of short term borrowings and the outflow of deposits. As detailed in
    Note 2, in January of 1994, the Company adopted Statement of Financial Accounting Standards No. 115, changing the method of accounting for investments in certain debt and equity securities. Adoption of this standard has not affect the methods used in management of the portfolio, but should enhance the ability to manage the asset-liability position of the Company. The adoption of this statement can have an impact on the Company's capital based on volume of securities classified as available-for-sale, as well as the volatility in the interest rate environment. Management does not feel that the impact on the Company's capital will be material based on the relatively short maturities of the available for sale securities.

            Total deposits remained stable from December 31, 1994 to June 1995. The Company has experienced a decline in deposits in the first quarter where mostly corporate customers draw their funds out that were on deposit at year end, and a growth back to year end levels by the end of the second quarter. The certificates of deposits, which had been declining steadily for the past two years due to the decline in interest rates have since began to grow at an approximate 4% pace. This growth is coming at the expense of the short term more liquid demand type deposit accounts. The experience in the first six months is that these deposits are being rolled over into higher paying certificates of deposit from interest bearing demand and savings type accounts, as the Bank's customers have become more comfortable with the current interest rate environment. Management feels that this trend will continue throughout 1995.

    Results_of_Operations__

            Net income was $2.2 million for the first six months of 1995 compared to $1.8 million for the same period in 1994. Earnings per share for the six months ended June 30, 1995 and 1994 were $1.18 and $.99 per share respectively. Dividends were $.34 per share in the first six months of 1995 and $.29 per share for the first six months of 1994. The 1994 per share numbers reflect retroactive adjustment for the 5% stock dividend declared in December of 1994.

            Total interest income for the first six months increased $1.6 million or 15.6% compared to the previous year. The increase is due primarily to the increase in interest rates as the Federal
    Open Market Committee adjusted interest rates seven times from February 1994 to February 1995. Variable rate commercial loans and matured or called investment securities are adjusted and replaced at interest rates which are significantly higher than what was is in the portfolio at June 30, 1994. Total earning assets were $289 and $280 million at June 30, 1995 and 1994.
    The weighted interest rate earned on those assets were 8.12% and 7.26% respectively. This increase in the weighted rate on earning assets is due to the sharp increase in the interest rate environment and the repricing of assets. The rising rate environment has been a benefit to the Company because over $150 million of assets were repriced upward by as much as 300 basis points, and only approximately $75 million of liabilities were repriced upward by approximately 100 basis points.

           Total interest paying liabilities at June 30, 1995 and 1994 were $230.4 and $228.4 million respectively. The weighted interest rate paid for these deposit accounts has risen from 3.38% at June 30, 1994 to 4.12% at June 30, 1995.

            The net effect of the changes in interest earning assets and interest paying liabilities, combined with the repricing that has occurred since December 31, 1994 is an increase in net interest income of $678 thousand or 10.7%.

            Total other income decreased $7 thousand for the six months ended June 30, 1995 compared to 1994. The primary reason for this is the gain on the sale of investments in 1994 versus losses in 1995 which is partially offset by an increase in income from the Trust and Investment service function.

            The provision for loan losses has declined $210 thousand or 77.8% in the first six months of 1995 versus 1994. At June 30,
    1995 the Company had approximately $127 thousand of loans and
    leases past due 90 days or more.   In addition,  the Bank is
    currently in a net recovery position on loan chargeoffs for the first six months of approximately $146 thousand. In late May, 1995, a previously charged off loan in the amount of approximately $137,000 was recovered. With this type of superior loan quality, the net recovery position and a reserve to total loans ratio of 1.76%, management has reduced the provision.

         Total other expenses have increased $324 thousand for the six months ended June 30, 1995 compared with the same period in 1994. The largest part of this increase is in the salaries and employee benefits area. The Company is in a highly competitive market for lower cost labor, and felt it necessary to raise the base wages higher in order to retain the current staff. The increases in Occupancy and Equipment and other non-interest expenses is due to the addition of a branch office in Berlin.
    This office opened in the fourth quarter of 1994 and therefore no expenses were recognized for that location in the first half of 1994. The other non-interest expenses include FDIC insurance premiums. The FDIC has been discussing the fact that the Bank Insurance Fund (BIF) will be recapitalized in the second quarter of 1995, and banks can expect a reduction in deposit insurance premiums. This reduction could be as much as 83% or $470,000 per year. It is management's opinion that this issue has not been resolved, as there is discussion in the Congress of merging the BIF with the Savings Association Insurance Fund (SAIF), which is under funded . If the BIF and SAIF were to merge, banks could see a delay in the reduction of deposit insurance premiums.

            Salaries and employee benefits expenses increased $219 thousand or 10.2% for the first six months in 1995 compared to 1994. This increase is due to increases in compensation of non-officer employees, and increases in the contributions made to the profit sharing and employee stock ownership plans. The Company has experienced an increase in the health insurance area due primarily to increased claims. The Company is partially self insured, and as a result can have fluctuations in the cost of this program. Management expects the insurance costs to be in line with the prior year.

        Occupancy and Equipment expense increased $69 thousand or 14.4% over the first half of 1995. The increase is due primarily to the new office opened in Berlin, Ohio, depreciation related to the replacement of five of the automated teller machines through the last five months of 1994 and the renovation four offices during that same time period.


         On August 8, 1995 the Federal Deposit Insurance Corporation (FDIC) adopted a rule, to take effect later this year, to reduce bank deposit insurance premiums by as much as 80%. Currently the Bank pays 23 cents per $100 of insured deposits. This new rule would reduce that to approximately 4 cents per $100 of insured deposits. The Company could an annualized realize pre-tax a cost savings of $460 thousand.

        The Company may also be affected by a plan recently proposed to capitalize the Savings Association Insurance Fund (SAIF) of the FDIC. The proposal includes a one time assessment of 85 to 90 cents per $100 of SAIF insured deposits. In July of 1991, the Company acquired SAIF insured deposits in the acquisition of four savings and loan branches. These deposits at June 30, 1995 are approximately $32.4 million. In this proposal is enacted, it would increase the deposit insurance costs by as much as $290 thousand.

            The effect of the increases in total income, and a $215 thousand reduction in the provision for loan losses, offset by the increase in other expenses is an increase in the profit before taxes of $557 thousand or 21.7%. Based on this increase in profit before taxes, the expense for Federal Income Taxes
    increased $185 thousand  or 26.1%.   Net income for the first
    quarter of 1995 was $2.2 million, representing an increase of $372 thousand or 20.1% over the same period in 1994.

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

                  ITEM 6 - Exhibits and reports on Form 8-K:

                                    NONE

    ______________________SIGNATURES______________________________

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                               ___Wayne_Bancorp,_Inc.__
                                                     (Registrant)



    Date ____August_10,_1995____    ____________________________

                                            David L. Christopher,
                                            Chairman, President & CEO



    Date ____August_10,_1995____    ____________________________

                                            David P. Boyle, CPA
                                            Vice President
                                            Chief Financial Officer
                                            Wayne County National Bank