Form 10-Q
period 1995-09-30
WAYNE BANCORP INC /OH/
filed 1995-11-06
CIK 788134

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON,  DC  20549

                                     FORM 10-Q
                        Quarterly Report Under Section 13 or 15d
                         of the Securities Exchange Act of 1934

    For the Quarter Ended:     September 30, 1COMMISSION FILE NUMBER 0-14612

                                  Wayne Bancorp, Inc.

                        Ohio                  34-1516142
    (State or other Jurisdiction of           (IRS Employer
     incorporation or organization)            Identification Number)

         112 West Liberty Street, P.O. Box 757   Wooster, Ohio  44691

        Registrant's telephone number, including area code  (216) 264-1222


         Indicate by check mark whether the registrant (1) has filed all report required to be filed by section 13 or 15(d) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes__X__       No_____


    Number of shares of Common Stock, Stated Value $1.00 per Share, issued and
    outstanding at October 31, 1995:    1,872,124







                                         INDEX
                                   WAYNE BANCORP, INC.
                                        FORM 10-Q

                         For the Quarter Ended September 30, 1995

    PART I.    FINANCIAL INFORMATION                                   PAGE NO.

    Item 1.   Financial Statements

                        Consolidated Balance Sheet..................      1

                        Consolidated Statement of Income............      2

                        Consolidated Statement of Cash Fl...........      3

                        Notes to Consolidated Financial Statements..     4,5

    Item  2.   Management's discussion and analysis of financial
               condition and results ...............................   6 - 8


    PART II.   OTHER INFORMATION....................................      9

    SIGNATURES......................................................     10






    PART I - FINANCIAL INFORMATION
    ITEM I - FINANCIAL STATEMENTS

    CONSOLIDATED BALANCE SHEET  (UNAUDITED)  (In Thousands)
                                             September 31, December 31,
                                                   1995       1994
                                              ----------------------
    ASSETS
    Cash and Due From Banks...................   $11,841    $17,091
    Federal Funds Sold........................     4,970          0
                                              ----------------------
         Total Cash and Cash Equivalents......    16,811     17,091

    Investment Securities Available-for-Sale..    32,263     28,085
    Investment Securities Held-to-Maturity
       (Market Value September 30, 1995 $48,861
        and $64,095 at December 31, 1994)
                           (Note 2)...........    48,414     65,066

    Loans   (Note 3)..........................   209,645    197,580
                     Unearned Income..........      (213)      (653)
                     Allowance for Loan Loss..    (3,677)    (3,448)
                                              ----------------------
         Net Loans............................   205,755    193,479

    Premises and Equipment....................     6,153      6,317
    Investment in Affiliates..................       152        123
    Other Assets..............................     5,485      5,523
                                              ----------------------
    TOTAL ASSETS..............................  $315,033   $315,684
                                              ======================
    LIABILITIES
    Deposits
         Interest Bearing.....................  $224,045   $219,559
         Non-Interest Bearing.................    40,684     46,986
                                              ----------------------
         Total Deposits.......................   264,729    266,545

    Federal Funds Purchased...................         0      5,000
    Securities Sold Under Agreements
      to Repurchase...........................    11,618      8,861
    Other Liabilities.........................     2,106      1,639
                                              ----------------------
         Total Liabilities....................   278,453    282,045

    SHAREHOLDERS' EQUITY
    Common Stock, Stated Value $1.............     1,874      1,871
      Shares Authorized 5,400,000
      Shares Issued - 1,874,230 in 1995 and 1,871,467 in 1994
     Shares Outstanding - 1,872,830 in 1995 and 1,870,971 in 1994
    Paid In Capital...........................     7,998      7,897
    Retained Earnings.........................    26,598     24,230
    Treasury Stock............................       (80)       (16)
    Unrealized Gain/(Loss) on Securities
      Available-for-Sale......................       190       (343)
                                              ----------------------
         Total Shareholders' Equity...........    36,580     33,639
                                              ----------------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $315,033   $315,684
                                              ======================

    See Notes to Consolidated Financial Statements

    CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)   (In Thousands)

                                       Three Months Ended   Nine Months Ended
                                          September 30,       September  30,
                                          1995    1994        1995      1994
                                     -------------------------------------------
    INTEREST INCOME:

    Interest and Fees on Loans.......    $4,831     $4,201    $14,076    $12,117
    Interest and Dividends on Securities:
         Taxable.....................       901        791      2,676      2,328
         Nontaxable..................       310        346        952      1,005
    Other Interest Income............        52         26        129         71
                                     -------------------------------------------
    Total Interest Income............     6,094      5,364     17,833     15,521

    INTEREST EXPENSE:

    Interest on Deposits.............     2,400      1,870      6,834      5,569
    Interest on Repurchase Agreements       139        102        398        243
    Interest on Other Borrowings.....         2          6         57         10
                                     -------------------------------------------
    Total Interest Expense...........     2,541      1,978      7,289      5,822

    NET INTEREST INCOME..............     3,553      3,386     10,544      9,699
    Provision for Loan Losses........        30         60         90        330
                                     -------------------------------------------
    NET INTEREST INCOME AFTER             3,523      3,326     10,454      9,369
       PROVISION FOR LOAN LOSSES...
    OTHER INCOME:
    Service Charges and Fees.........       324        315        936        932
    Income from Fiduciary Activities.       202        195        610        585
    Other Non-Interest Income........       143        122        426        391
    Gain (Loss) on Sale of Securities         0        (20)       (12)         2
                                     -------------------------------------------
    Total Other Income...............       669        612      1,960      1,910

    OTHER EXPENSES:
    Salaries and Employee Benefits...     1,183      1,102      3,553      3,253
    Occupancy and Equipment..........       264        250        812        729
    Other Operating Expenses.........     1,134      1,127      3,325      3,282
                                     -------------------------------------------
    Total Other Expenses.............     2,581      2,479      7,690      7,264

    INCOME BEFORE INCOME TAX EXPENSE.     1,611      1,459      4,724      4,015

    INCOME TAX EXPENSE...............       471        401      1,365      1,110
                                     -------------------------------------------
    NET INCOME.......................    $1,140     $1,058     $3,359     $2,905

    NET INCOME PER SHARE (note 4)       $0.61      $0.57      $1.79      $1.55
    DIVIDENDS PER SHARE (note 4)        $0.19      $0.16      $0.53      $0.45


    See notes to consolidated financial statements.

    CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)  (In Thousands)

                                                 Nine Months Ended
                                                    September 30,
                                                   1995      1994
    ----------------------------------------------------------------
    OPERATING ACTIVITIES

    Net Income................................    $3,359     $2,905
    Adjustments to reconcile net income to net cash
       provided by operating activities:
           Provision for Loan Losses..........        90        330
           Depreciation and Amortization......       568        541
           Amortization of Investment Security
             premiums and discounts...........       305        854
           (Increase) in interest receivable..      (149)      (161)
           Increase (Decrease) in interest pay       293       (593)
           Other, (net).......................      (127)      (710)
                                              ----------------------
    Net Cash Provided by Operating Activities.     4,339      3,166

    INVESTING ACTIVITIES

    Purchase of Securities Held-to-Maturity... (5,362) (13,312) Proceeds from matured Investment Securities
       Held-to-Maturity.......................    23,201     21,699
    Purchase of Investment Securities Availabl (7,865) (8,962) Proceeds from sale of Investment Securities
       Available-for-Sale.....................     1,003      6,075
    Proceeds from matured Investment Securities
       Available-for-Sale.....................     2,000          0
    Net increase in loans and leases..........   (12,366)   (12,122)
    Purchase of premises and equipment........      (217)      (768)
                                              ----------------------
    Net cash used by investing activities.....       394     (7,390)

    FINANCING ACTIVITIES

    Net decrease in deposits.................     (1,814)    (4,050)
    Net increase  (decrease) in short term bor    (2,243)     5,185
    Cash dividends............................      (992)      (836)
    Cash dividends reinvested.................        97        123
    Issuance of common stock..................         3        197
    Purchase of Treasury Stock................      (135)         0
    Sale of Treasury Stock....................        71          0
                                              ----------------------
    Net cash used by financing activities.....    (5,013)       619

    Decrease in cash and cash equivalents.....      (280)    (3,605)
    Cash and cash equivalents at beginning
      of the period...........................    17,091     17,081
                                              ----------------------
    Cash and cash equivalents at end of period   $16,811    $13,476
                                              ======================
    Non-cash Transaction:
    Transfer of loans held for sale to held to                7,696


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

         Realized gains or losses are determined based on the amortized cost of specific security sold.

         During the nine months ended September 30, 1995 and 1994, the proceeds from the sale of available-for-sale securities were $1,002,531 and $6,074,841, with realized losses of $742 in 1995 and $20,660 in 1994 and gains of $21,891 in 1994 included in earnings. Proceeds from sales of held-to-maturity securities who's maturity date was within 90 days of the sale date amounted to $8,090,369 with realized losses of $10,751 included in earnings. Proceeds from these sales are included as maturities in the Consolidated Statement of Cash Flows. There were no sales of held-to-maturity securities in 1994. For this period, the change in net unrealized holding gain or loss on securities available-for-sale was approximately $807,000. There were no transfers of securities classified as held-to-maturity.


         Summary of book and market values of securities:

         Securities Available for Sale   (In Thousands)

                                           September 30, December 31, 1994
                                       Book     Market      Book      Market
                                     ------------------------------------------
    U.S. Treasury.................    $17,866    $17,969    $13,953    $13,567
    Federal Agency Obligations.......   9,145      9,249     10,276     10,170
    Federal Agency Pools..........      3,204      3,284      3,509      3,482
    Mortgage Backed Obligations...        160        161        192        191
    Other securities..............      1,600      1,600        675        675
                                     ------------------------------------------
                                      $31,975    $32,263    $28,605    $28,085
                                     ==========================================

         Securities Held to Maturity  (In Thousands)

                                       September 30, 1995   December 31, 1994
                                        Book     Market      Book      Market
                                     ------------------------------------------
    U.S. Treasury.................     $4,021     $4,061     $5,058     $4,963
    Federal Agency Obligations.......   9,575      9,541     19,716     19,335
    Federal Agency Pools..........      7,459      7,425      8,067      7,737
    Mortgage Backed Obligations...          0          0        176        175
    Obligations of states and
      political subdivisions......     22,857     23,297     24,510     24,437
    Other securities..............      4,502      4,537      7,539      7,448
                                     ------------------------------------------
                                      $48,414    $48,861    $65,066    $64,095
                                     ==========================================


    3.   Loans:
         Loans, including loans held for sale are comprised of the following:


                                            September 30, December 31,
                                                1995         1994
                                              ----------------------
    Commercial loans..........................   $81,406    $75,983
    Real Estate loans.........................    76,903     73,387
    Installment loans.........................    37,303     34,218
    Direct Lease Financi......................     2,934      2,741
    Credit Card Loans.........................     5,193      5,696
    Home Equity loans.........................     5,906      5,543
    Other loans...............................         0         12
                                              ----------------------
                        Total.................  $209,645   $197,580
                                              ======================

    On January 1, 1995 the Company adopted Statement of Financial Accounting Standard No.114, "Accounting by Creditors for Impairment of a Loan". Adoption of this standard has had no impact to the financial statements.

    4.   Per Share Data:
         Per share data is calculated based on 1,872,377 average common shares outstanding for 1995 and 1,865,560 for 1994. 1994 numbers have been adjusted for a 5% stock dividend effective December 31, 1994.

            WAYNE BANCORP, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENT OF CONDITION
    _________________________________________________________________

    ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS
    -----------------------------------------------------------------

    Liquidity_And_Interest_Rate_Sensitivity__

         The main objectives of asset/liability management are to provide adequate liquidity and to minimize interest rate risk. Liquidity is the ability to meet cash flow needs, which in the banking industry, refers to the Company's ability to fund customer borrowing needs as well as deposit withdrawals. The Company's primary source of liquidity is the daily Federal Funds Sold and Investment Securities, in particular, the investments with shorter maturities and those identified as available for sale. At September 30, 1995, the amount of Fed Funds Sold and Investments available for sale or maturing within the next three months was $38.0 million. In addition, other assets such as Cash and Due From Banks and maturing loans also provide additional sources of liquidity. The Company continues to keep a balance between short and long-term investments and securities available for sale that will provide adequate liquidity and at the same time maximize earnings. Based on the Company's capital position, profitability and reputation, the available liquidity sources are considered adequate to meet the current and projected needs of the Company.

         Interest rate risk and rate sensitivity is measured by an analysis of the Company's "GAP". GAP is the difference between the volume of assets and liabilities that will mature or reprice within a specific time frame. At September 30, 1995, the Company had a GAP position of -4.31% of total assets for a one year period. This negative GAP is a result of the lengthening of the Bank's investment portfolio and growth in lending areas where interest rates are fixed. The liability sensitive position will benefit the Company in a falling or stable interest rate environment. A positive GAP will benefit the Company in a rising rate environment.

    Capital__

         The Company's capital adequacy is a primary concern in our industry today and is measured by several key ratios. A long standing measure of capital adequacy is the percentage of shareholders' equity to total assets. At September 30, 1995 the Company's equity-to-asset ratio adjusted by the impact of FAS
    #115 was 11.6% compared to 10.7% at December 31, 1994.
    Regulators of the banking industry focus primarily on two other measurements of capital - the risk based capital ratio and the leverage ratio. The risk based capital ratio consists of a numerator of allowable capital components and a denominator of an accumulation of risk weighted assets. With a significant portion of the Company's investment securities portfolio in government related low risk categories and a fair amount of the loan portfolio in one to four family mortgage loans with a 50% risk assessment, the risk based capital ratio is 18.2% at September 30, 1995 and 17.8% at December 31, 1994.

        The regulators require a minimum leverage capital ratio above 3%. They will expect most banks to maintain leverage ratios in the 4-5% range. The leverage ratio is calculated as equity capital less some intangible assets divided by total assets less the same intangible assets. At September 30, 1995 and December 31, 1994 the ratios were 11.3% and 10.4% respectively.

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


    Financial_Condition__

            The total assets of the Company decreased by $651 thousand or or .5% from December 31, 1994 to September 30, 1995. The decrease was due to temporary funds deposited by retail customers at December 31, 1994 and withdrawn, as well as the sale of investment securities, with the proceeds of those sales used to pay back short term federal funds borrowed. Total loans increased $12.1 million in the first nine months with a continued strong demand for commercial and consumer loans as interest rates appeared to stabilize. Real estate lending showed a 4.8% growth in the first nine months of 1995, after over years of steadily larger increases. This growth slow down in real estate lending is attributed to a slower housing market and a reduction in refinancing of existing real estate loans as rates have risen from their low point in 1993. Leasing operations began a rebound from what was several years of net decline in outstanding lease financing. In the next six to nine months, it is expected that the interest rate environment will experience a slight decline, and the general economic conditions will stabilize which could increase the demand for loans.

            Total investments declined by $12.5 million in the first nine months of 1995. This decline is due primarily to the sale of investment securities for liquidity purposes. These sales funded the growth in the loan portfolio, the repayment of short term borrowings and the outflow of deposits. As detailed in
    Note 2, of the Consolidated Financial Statements ,in January of 1994, the Company adopted Statement of Financial
     Accounting Standards No. 115, changing the method of accounting for investments in certain debt and equity securities. Adoption of this standard has not affected the methods used in management of the portfolio, but should enhance the ability to manage the asset-liability position of the Company. The adoption of this statement can have an impact on the Company's capital based on volume of securities classified as available-for-sale, as well as the volatility in the interest rate environment. Management does not feel that the impact on the Company's capital will be material based on the relatively short maturities of the available for sale securities.

            Total deposits remained relatively stable from December 31, 1994 to September 1995. The Company has experienced a decline in deposits in the first quarter where mostly corporate customers draw funds out that were on deposit at year end, and a growth back to year end levels by the end of the third quarter. The certificates of deposit, which had been declining steadily for the past two years due to the decline in interest rates have since began to grow at a 4% pace.
    This growth is coming at the expense of short term demand deposit accounts. The experience in the first nine months is that these deposits are being rolled over into higher paying certificates of deposit from interest bearing demand and savings type accounts, as the Bank's customers have become more comfortable with the current interest rate environment. Management feels that this trend will continue throughout 1995 and 1996.


    Results_of_Operations__

            Net income was $3.4 million for the first nine months of 1995 compared to $2.9 million for the same period in 1994. Earnings per share for the nine months ended September 30, 1995 and 1994 were $1.79 and $1.55 per share respectively. Dividends were $.53 per share in the first nine months of 1995 and $.45 per share for the first nine months of 1994. The 1994 per share numbers reflect retroactive adjustment for the 5% stock dividend declared in December of 1994.

            Total interest income for the first nine months increased $2.3 million or 14.9% compared to the previous year. The increase is due primarily to the increase in interest rates as the Federal Open Market Committee adjusted interest rates seven times from February 1994 to February 1995. Variable rate commercial loans and matured or called investment securities are adjusted and replaced at interest rates which are significantly higher than what was is in the portfolio at September 30, 1994. Total earning assets were $290 and $282 million at September 30, 1995 and 1994. The weighted interest rate earned on those assets were 8.20% and 7.34% respectively. This increase in the weighted rate on earning assets is due to the sharp increase in the interest rate environment and the repricing of assets.

            Total interest paying liabilities at September 30, 1995 and 1994 were $235.7 and $229.9 million respectively. The weighted interest rate paid for these deposit accounts has risen from 3.38% at September 30, 1994 to 4.12% at September 30, 1995.

            The net effect of the changes in interest earning assets and interest paying liabilities, combined with the repricing that has occurred since December 31, 1994 is an increase in net interest income of $845 thousand or 8.7%.

            Total other income increased $50 thousand for the nine months ended September 30, 1995 compared to 1994. The primary reason for this is a $35 thousand increase in other non-interest income and a $25 thousand increase in the income from Trust and Investment services. These two increases are offset by a $14 thousand difference in the gain/loss on sale of investment securities.

            The provision for loan losses has declined $240 thousand or 72.3% in the first nine months of 1995 versus 1994. At September 30, 1995 the Company had approximately $143 thousand of loans and
    leases past due 90 days or more.   In addition,  the Bank is currently
    in a net recovery position on loan chargeoffs for the first nine months of approximately $138 thousand. In late May, 1995, a previously charged off loan in the amount of approximately $137,000 was recovered. With this type of superior loan quality, the net recovery position and a reserve to total loans ratio of 1.76%, management has reduced the provision.

            Total other expenses have increased $426 thousand for the nine months ended September 30, 1995 compared with the same period in 1994. The largest part of this increase is in the salaries and employee benefits area. The Company is in a highly competitive market for lower cost labor, and felt it necessary to raise the base wages higher in order to retain the current staff.  The increases in  Occupancy and Equipment expenses is due to the
    the addition of a branch office in Berlin.   This office opened in the
    fourth quarter of 1994 and therefore no expenses were recognized for that location in the first half of 1994.

         On August 8, 1995 the Federal Deposit Insurance Corporation (FDIC) adopted a rule to reduce bank deposit insurance premiums by as much as 80%. For the first six months of 1995, the Bank paid 23 cents per $100 of insured deposits. This new rule reduced that to approximately 4 cents per $100 of insured deposits. The new rule will provide for a reduction in the FDIC insurance premiums in amount of approximately $500 thousand on a pre-tax basis.

       The Company may also be affected by a plan recently proposed to capitalize the Savings Association Insurance Fund (SAIF) of the FDIC. The proposal includes a one time assessment of 85 to 90 cents per $100 of SAIF insured deposits. In July of 1991, the Company acquired SAIF insured deposits in the acquisition of four savings and loan branches. These deposits at September 30, 1995 are approximately $32.4 million. If this proposal is enacted, it would increase the deposit insurance premiums as much as $290 thousand.

            The effect of the increases in total income, and a $240 thousand reduction in the provision for loan losses, offset by the increase in other expenses is an increase in the profit before taxes of $709 thousand or 17.7%. Based on this increase in profit before taxes, the expense for Federal Income Taxes
    increased $255 thousand.   Net income for the first nine months
    of 1995 was $3.4 million, representing an increase of $454 thousand or 15.6% over the same period in 1994.

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

            ITEM 6 - Exhibits and reports on Form 8-K:

                                    NONE

    ______________________SIGNATURES______________________________

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                                    ___Wayne_Bancorp,_Inc.__

                                                           (Registrant)



    Date ____October_01,_1995____        ____________________________

                                            David L. Christopher,

                                            Chairman, President & CEO




    Date ____October_01,_1995____         ____________________________

                                            David P. Boyle, CPA

                                            Vice President / Chief Financial Of

                                            Wayne County National Bank