Form 10-K
period 1995-12-31
WAYNE BANCORP INC /OH/
filed 1996-03-25
CIK 788134

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.   20549

                                    FORM 10-K

Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1995   Commission file #0-14612

                               WAYNE BANCORP, INC.
              (Exact name of registrant as specified in its charter)

   OHIO                              34-1516142
(State or other jurisdiction of      (IRS Employer Identification Number)
incorporation or organization)

112 West Liberty Street
PO Box 757
Wooster, Ohio  44691                   44691
(Address of principal executive offic(Zip Code)

Registrant's telephone number, including area code:     (216) 264-1222
Securities registered pursuant to section 12(b) of the ANone
Securities registered pursuant to section 12(g) of the Act:

Common Stock, $1.00 Stated Value Per Share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or fur such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past nine months YES__X___ NO______

The aggregate market value of voting stock held by nonaffiliates of the registrant based on the most recent trade prices of such stock on March 1, 1996:

          Common Stock $1.00 stated value     $84,344,625

The number of shares outstanding of the issuer's classes of common stock as of March 1, 1996:

          Common Stock $1.00 stated value     1,874,325

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Shareholders for the year ended December 31, 1995 and portions of the Registrant's Proxy Statement for the Annual Shareholders Meeting to be held March 28, 1996 are incorporated by reference into Parts I, II and III.




TABLE OF CONTENTS

WAYNE BANCORP, INC.

FORM 10-K

  PART I                                                               PAGE

Item 1    Business................................................       3
Item 2    Properties..............................................      13
Item 3    Legal Proceedings.......................................      13
Item 4    Submission of matters to a vote of security holders.....      14

 PART II

Item 5    Market for the Registrant's common stock and related
                   Shareholder matters............................      14
Item 6    Selected Financial Data.................................      14
Item 7    Management discussion and analysis of financial condition
                   and results of operations......................      14
Item 8    Financial statements and supplementary data.............      14
Item 9    Changes in and disagreements with accountants on
                   accounting and financial disclosures...........      14

 PART III

Item 10   Directors and Executive Officers of the Registrant......      14
Item 11   Executive Compensation..................................      15
Item 12   Security ownership of certain beneficial owners and
                   management.....................................      15
Item 13   Certain relationships and related transactions..........      15

 PART IV

Item 14   Exhibits, financial statement schedules and reports on
                   Form 8-K.......................................      15
          Exhibit Index...........................................      16
          Signatures..............................................      17





                             PART  I

ITEM I.   BUSINESS

General Development of Business:
Wayne Bancorp, Inc. and its subsidiary, the Wayne County National Bank, (collectively the "Company"), conduct general commercial banking business. Wayne Bancorp, Inc. is a one-bank holding company organized in April, 1986.

The Wayne County National Bank ("The Bank") is a full-service bank offering a wide range of commercial and personal banking services primarily to customers in Wayne, Holmes and Stark Counties of Ohio. These services include a broad range of loan, deposit and trust products and various miscellaneous services. Loan products include commercial and commercial real estate loans, a variety of mortgage and construction loan products, installment loans, home equity lines of credit, Visa and Master Card lines of credit and lease financings.
Deposit products include interest and non-interest bearing checking accounts, various savings accounts, certificates of deposit, and IRAs. The Trust Department provides services in the areas of employee benefits, and personal trusts. Miscellaneous services include safe deposit boxes, night depository, United States savings bonds, traveler's checks, money orders and cashier checks, bank-by-mail service, money transfers, wire services, utility bill payments and collections, notary public services, discount brokerage services and alternative investments. In addition, the Bank has correspondent relationships with major banks in Cleveland, Cincinnati and Detroit pursuant to which the Bank received various financial services. The Bank accounts for substantially all (99%) of Wayne Bancorp.'s consolidated assets at December 31, 1995.

The Bank's primary lending area consists of Wayne County, Ohio, and its contiguous counties. Loans outside the primary lending area are considered for creditworthy applicants. Lending decisions are make in accordance with written loan policies designed to maintain loan quality.

Retail lending products are comprised of credit card loans, overdraft lines, personal lines of credit and installment loans. Credit cards are unsecured credit accounts, on which the credit limits are determined by analysis of two criteria, the borrowers debt service and gross income. Overdraft lines of credit are lines attached to checking accounts to cover overdrafts and/or allow customers to write themselves a loan. Credit limits are based on a
percentage of gross income and average deposits.   Personal lines of credit
include lines secured by junior mortgages (home equity) and Private Banking lines which are generally secured by junior mortgages but may be unsecured or secured by other collateral. The lines have a twenty year draw period and may
then be renewed or amortized over ten years.   Credit limits are determined
by comparing three criteria, appraised value, debt service and gross income. Installment loans include both direct and indirect loans. The term can range from three to 180 months, depending upon the collateral which includes new and used automobiles, boats and recreational vehicles as well as junior mortgages and unsecured personal loans. Retail lending underwriting guidelines include evaluating the entire credit using the Five C's of Credit, character, capacity capital, condition and collateral. Credit scoring, analysis of credit bureau ratings and debt to income ratios are the major tools used by the lender in the underwriting process.

The Bank offers a variety of mortgage loans programs, including a variety of fixed and adjustable rate mortgages ranging from 120 to 260 months. The underwriting guidelines include those for consumer loans and those necessary to meet secondary market guidelines. The Bank may sell loans to the secondary market when it deems it profitable and desirable to do so.Residential real estate decisions focus on loan to value limits, debt to income ratio, housing to income ratio, credit history, and in some cases whether private mortgage insurance is obtained.

Business credit products include commercial loans and commercial real estate loans and leases. Commercial loans include lines and letters of credit, fixed and adjustable rate term loans, demand and time notes. Commercial real estate loans include fixed and adjustable mortgages. Loans are generally to owner occupied businesses. The portfolio also includes loans to churches, rental property, shopping plazas and residential development loans. Loans to businesses often entail greater risk because the primary source of repayment is typically dependent upon adequate cash flow. Cash flow of a business can be subject to adverse conditions in the economy or a specific industry. Should cash flow fail the lender looks to the assets of the business and/or the ability of the comakers to support the debt. Commercial lenders consider the Five C's of Credit, character, capacity, capital, condition and collateral in making commercial credit decisions. The Bank has provided both direct and indirect leasing on a limited basis. The direct leases are for specific equipment and may be open-end or closed-end. Indirect leases are established by the same methods as an indirect consumer auto finance. Each vehicle has its own amortization.

In addition to the underwriting guidelines followed for specific loan types, the Bank has underwriting guidelines common to all loan types. With regard to collateral, the Bank follows supervisory limits set forth in Regulation H for transactions secured by real estate. Loans in excess of these guidelines are reported to the Board of Directors on a monthly basis. Loans not secured by real estate are analyzed on a loan by loan basis, based on collateral type guidelines set forth in the loan policy. Appraisal policies follow and comply with provisions outlined under Title XI of FIRREA. All appraisals are done by outside independent appraisers The Bank, as a general rule, gets an appraisal on all real estate transactions even when not required by Title XI. Approval procedures include loan authorities approved by the Board of Directors for
ndividual lenders and loan committees.   Retail and residential loans are
centrally underwritten by their respective departments. Business credits can be approved by the individual commercial lender or taken to Loan Committee if it exceeds individual approval limits. The Board of Directors approves aggregate loan commitments in excess of $500 thousand up to the Bank's legal lending limit. Loans to Directors and Executive Officers are approved by the Board of Directors.

The Loan Quality Review Committee meets on a monthly basis. The Committee reviews Bank lending trends, the Past Due Report, the Watch List and various other reports in order to monitor and maintain credit quality. The Committee also reviews on a relationship basis, customers on the Bank's Watch List and credits with aggregate commitments in excess of $300 thousand.

Revenues from loans accounted for 71%, 69%, and 66% of consolidated revenues in 1995, 1994 and 1993, respectively. Revenues from interest and dividends on investment securities, federal funds sold and mortgage-backed securities accounted for 19%, 20% and 22% of consolidated revenues in 1995, 1994, and 1993, respectively.

The business of the Registrant is not seasonal to any material degree, nor is it dependent upon a single or small group of customers whose loss would result in a material adverse effect on the Registrant or its subsidiaries.

Regulation and Supervision
Wayne Bancorp, Inc., is a corporation organized under the laws of the State of Ohio. The Company is required to file certain reports and periodic information with the United States Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended.

As a bank holding company incorporated and doing business within the State of
Ohio,   The Company is subject to regulation and supervision under the Bank
Holding Company Act of 1956, as amended (the "Act"). The Company is required to file with the Federal Reserve Board on a quarterly basis information pursuant to the Act. The Federal Reserve Board may conduct examinations or inspections of the Company and its subsidiaries.

The Company is required to obtain prior approval from the Federal Reserve Board for the acquisition of more than five percent of the voting shares or substantially all of the assets of any bank or bank holding company. In addition, the Company is prohibited by the Act, except in certain situations from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. The Company may, however, subject to the prior approval of the Federal Reserve Board, engage in, or acquire shares of companies engaged in activities which are deemed by; the Federal Reserve Board by order or by regulation to be so closely related to banking or managing and controlling a bank as to be a proper activity.



The Company is a legal entity separate and distinct from its subsidiary Bank. It is anticipated that a significant portion of the Company's revenues, including funds available for payment of dividends (if any) and for operating expenses, will be provided by dividends paid by its Bank subsidiary. There are statutory limitations on the amount of dividends which may be paid to the Company by its Bank subsidiary.

The Company's national banking subsidiary is subject to primary regulation, supervision and examination by the Comptroller of the Currency. The Bank is a member of the Federal Reserve System and, as such, is subject to the applicable provisions of the Federal Reserve Act and regulations issued thereunder. Further, the subsidiary Bank is also subject to the applicable provisions of Ohio law insofar as they do not conflict with federal banking laws.

The Bank's deposits are insured by the Federal Deposit Insurance Corporation. Related to that, the Bank is subject to provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991. This Act is designed to protect the deposit insurance fund, to improve regulation and supervision of insured depository institutions and to improve the reporting information related to financial institutions.

Management is not aware of any; current recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on the Company.

Regulatory Capital Requirements
The Company is required by the various regulatory authorities to maintain certain capital levels. The required capital levels and the Company's capital position at December 31, 1995 are:

                Minimum Regulatory Requirements   Company's Current Ratios

Leverage Ratio              4.0% to 5.0%                  10.1%
Risk Based Capital            8.0%                        18.2%

The Federal Deposit Insurance Corporation sets premiums for deposit insurance based on the Company's capital levels. In the event the Company's levels fall below the minimum requirement, the premiums for deposit insurance could rise.

Government Monetary Policy
The earnings of the Company are affected primarily by general economic conditions, and to a lesser extent by the fiscal and monetary policies of the federal government and its agencies, particularly the Federal Reserve Bank.
Its policies influence the amount of bank loans and deposits and interest rates charged and paid thereon, and thus have an effect on the earnings of the subsidiary and the Company.

Competition
The banking and financial services industry in the Company's market is highly competitive. The Company's market area encompasses Wayne, Holmes and Stark Counties in Ohio. The Bank competes for loans and deposits with other commercial banks, savings and loans, finance companies and credit unions. The primary competitive factor is interest rates charged on loans and paid for deposits as well as fees charged for various other products and service.

Employees
As of December 31, 1995, the Company had 147 full time employees and 29 part time employees. The Company is not a party to any collective bargaining agreement and management considers its relationship with their employees to be good.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
WAYNE BANCORP, INC.

                                     December 31, 1995
                                      Average
                                       Daily             Yield/
                                      Balance  Interest   Rate
                                     (In thousands of dollars)
ASSETS                               ----------------------------
Interest Earning Assets:
   Loans (including fees) (1)        $205,518   $18,956     9.22%
   Investment Securities
        Taxable                        61,125     3,675     6.01%
        Tax-Exempt  (2)                23,064     1,909     8.28%
   Federal Funds Sold                   4,064       239     5.88%
                                     -------------------
TOTAL EARNING ASSETS                  293,771    24,779     8.43%

Non-earning Assets:
Cash and due from banks                11,509
Premises and Equipment   (net)          6,118
Other Assets                            5,239
Less Allowance for Loan Losses         (3,589)
                                     ---------
TOTAL ASSETS                         $313,048
                                     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
   Transaction Accounts                57,802     2,019     3.49%
   Savings                             49,155     1,396     2.84%
   Time Deposits                      120,549     5,861     4.86%
   Short Term Borrowings               12,717       640     5.03%
                                     -------------------
TOTAL INTEREST BEARING LIABILITIES    240,223     9,916     4.13%
Non-Interest Bearing Liabilities
   Demand Deposits                     35,083
   Other Liabilities                    2,021
                                     ---------
TOTAL LIABILITIES                     277,327

Shareholders' Equity                   35,721
                                     ---------
TOTAL LIABILITIES AND
          SHAREHOLDERS EQUITY        $313,048
                                     =========

          NET INTEREST INCOME                   $14,863
                                              ==========

                   NET YIELD ON INTEREST EARNING ASSETS     5.06%
                                                        =========
(1)   Nonaccrual loans are included in the average loan balance.
(2)   Interest income on tax exempt securities includes a taxable equivalent adjustment using a 34% tax rate.





DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
WAYNE BANCORP, INC.

                                     December 31, 1994
                                      Average
                                       Daily             Yield/
                                      Balance  Interest   Rate
                                     (In thousands of dollars)
ASSETS                               ----------------------------
Interest Earning Assets:
   Loans (including fees) (1)        $189,897   $16,465     8.67%
   Investment Securities
        Taxable                        63,799     3,193     5.00%
        Tax-Exempt  (2)                26,508     2,015     7.60%
   Federal Funds Sold                   2,643       110     4.16%
                                     -------------------
TOTAL EARNING ASSETS                  282,847    21,783     7.70%

Non-earning Assets:
Cash and due from banks                11,583
Premises and Equipment   (net)          5,817
Other Assets                            5,768
Less Allowance for Loan Losses         (3,292)
                                     ---------
TOTAL ASSETS                         $302,723
                                     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
   Transaction Accounts                53,444     1,506     2.82%
   Savings                             63,359     1,825     2.88%
   Time Deposits                      100,995     4,210     4.17%
   Short Term Borrowings               10,387       390     3.75%
                                     -------------------
TOTAL INTEREST BEARING LIABILITIES    228,185     7,931     3.48%
Non-Interest Bearing Liabilities
   Demand Deposits                     40,820
   Other Liabilities                    1,403
                                     ---------
TOTAL LIABILITIES                     270,408

Shareholders' Equity                   32,315
                                     ---------
TOTAL LIABILITIES AND
          SHAREHOLDERS EQUITY        $302,723
                                     =========

          NET INTEREST INCOME                   $13,852
                                              ==========

                   NET YIELD ON INTEREST EARNING ASSETS     4.90%
                                                        =========
(1)   Nonaccrual loans are included in the average loan balance.
(2) Interest income on tax exempt securities includes a taxable equivalent adjustment using a 34% tax rate.





DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
WAYNE BANCORP, INC.

                                     December 31, 1993
                                      Average
                                       Daily             Yield/
                                      Balance  Interest   Rate
                                     (In thousands of dollars)
ASSETS                               ----------------------------
Interest Earning Assets:
   Loans (including fees) (1)        $173,344   $15,163     8.75%
   Investment Securities
        Taxable                        67,190     3,723     5.54%
        Tax-Exempt  (2)                24,867     1,865     7.50%
   Federal Funds Sold                   3,530       116     3.29%
                                     -------------------
TOTAL EARNING ASSETS                  268,931    20,867     7.76%

Non-earning Assets:
Cash and due from banks                11,095
Premises and Equipment   (net)          5,502
Other Assets                            5,719
Less Allowance for Loan Losses         (2,852)
                                     ---------
TOTAL ASSETS                         $288,395
                                     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
   Transaction Accounts                43,369     1,114     2.57%
   Savings                             65,658     2,070     3.15%
   Time Deposits                      106,473     4,869     4.57%
   Short Term Borrowings                6,865       234     3.41%
                                     -------------------
TOTAL INTEREST BEARING LIABILITIES    222,365     8,287     3.73%
Non-Interest Bearing Liabilities
   Demand Deposits                     35,011
   Other Liabilities                    1,472
                                     ---------
TOTAL LIABILITIES                     258,848

Shareholders' Equity                   29,547
                                     ---------
TOTAL LIABILITIES AND
          SHAREHOLDERS EQUITY        $288,395
                                     =========

          NET INTEREST INCOME                   $12,580
                                              ==========

                   NET YIELD ON INTEREST EARNING ASSETS     4.68%
                                                        =========
(1)   Nonaccrual loans are included in the average loan balance.
(2)   Interest income on tax exempt securities includes a taxable equivalent adjustment using a 34% tax rate.





SUMMARY OF NET INTEREST INCOME CHANGES
WAYNE BANCORP, INC.

The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the major components of interest earning assets and interest bearing liabilities.

                   1995   vs   1994           1994   vs   1993
                   -------------------------------------------------------
                   Increase  (Decrease)  (1)  Increase  (Decrease)  (1)
                    Volume    Rate      Net     Volume    Rate      Net
                   -------------------------------------------------------
(In thousands of dollars)
Interest Income:

Loans                  $1,417   $1,074   $2,491    $1,448    ($146)  $1,302
Taxable Investments      (134)     616      482      (188)    (342)    (530)
Non-taxable
   Investments           (262)     156     (106)      123       27      150
 Federal Funds Sold        60       69      129       (29)      23       (6)
                     -------------------------------------------------------
Total Interest Income   1,081    1,915    2,996     1,354     (438)     916

Interest Expense:

Transaction Accounts      123      390      513       259      133      392
Savings                  (409)     (20)    (429)      (72)    (173)    (245)
Time Deposits             846      805    1,651      (250)    (409)    (659)
Short-term Borrowings      87      163      250       120       36      156
                     -------------------------------------------------------
Total Interest Expense    647    1,338    1,985        57     (413)    (356)
                     -------------------------------------------------------
Net Interest Income      $435     $577   $1,011    $1,297     ($25)  $1,272
                     =======================================================

(1) For purposes of the above table, changes in interest due to volume and rate were determined as follows:
         Volume variance - Change in volume multiplied by the prior year's rate. Rate Variance - Change in rate multiplied by the prior year's balance. Rate/Volume Variance - Change in volume multiplied by change in rate.

The rate/volume variance was allocated to volume variance and rate variances in proportion to the relationship of the absolute dollar amount of change in each.

(2) Interest income on tax exempt securities includes the effects of taxable equivalent adjustments using a 34% tax rate for each year.



INVESTMENT PORTFOLIO
WAYNE BANCORP, INC.

The following table represents the carrying value of investment securities at the dates indicated:
(in thousands of dollars)
                                          1995      1994     1993
                                        ----------------------------
U.S. Treasury and Other U.S. Government
          Agency Obligations             $43,121   $48,512  $47,857
Mortgage-backed Securities                13,955    11,915   13,891
States and Political Subdivisions         21,126    24,510   24,531
Other                                     16,123     8,214    7,110
                                        ----------------------------
                                         $94,325   $93,151  $93,389
                                        ============================

The following table sets forth the maturity distribution and yields on investment securities available for-sale at December 31, 1995
(In thousands of dollars):
                                     One Year or Less   One to Five Years
                                         Carrying           Carrying
                                       Value  Yield       Value  Yield
                                     -------------------------------------
U.S. Treasury and Other U.S. Government
          Agency Obligations          $19,762      6.63% $23,359     6.09%
Mortage-backed Securities                 782      6.59%   9,491     6.22%
States and Political Subdivisions       4,268      5.73%   9,276     6.05%
Other                                   7,721      6.85%   6,114     7.97%
                                     -------------------------------------
                                      $32,533      6.56% $48,240     6.35%
                                     =====================================

                                     Five to Ten Years  Over Ten Years
                                         Carrying           Carrying
                                       Value  Yield       Value  Yield
                                     -------------------------------------
U.S. Treasury and Other U.S. Government
          Agency Obligations
Mortgage-backed Securities              2,125      6.95%   1,557     8.01%
States and Political Subdivisions       7,121      5.68%     461     5.62%
Other                                                      2,288     7.57%
                                     -------------------------------------
                                       $9,246      5.97%  $4,306     7.52%
                                     =====================================

Note: Yield represents the weighted average yield to maturity. Yield on states and political subdivisions are not calculated on a tax equivalent basis. Mortgage-backed obligations are distributed based on contractual maturity.

Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies and corporations of the U.S. Government, there were no investment securities of any one issuer which exceeded 10% of consolidated shareholders' equity at December 31, 1995.



LOAN PORTFOLIO
WAYNE BANCORP, INC.

The Company's commercial loans are extended primarily to local businesses. The Company also extends credit to customers through installment loans, vehicle and equipment leases, and revolving credit arrangements. The remaining portfolio consists primarily of residential mortgage loans (1-4 family dwellings) and mortgage loans on commercial property. Loans by major category at the end of the last five years were as follows: (In thousands of dollars)

                              1995     1994      1993     1992     1991
                            ----------------------------------------------
Real Estate                  $76,694  $78,930   $71,230  $66,539  $62,086
Installment & Credit Card     42,426   39,914    34,408   34,391   40,048
Commercial & Collateral       81,740   75,983    74,011   72,081   56,072
Lease Financings               3,435    2,741     2,535    3,281    3,822
Other Loans                       26       12        16       15       86
                            ----------------------------------------------
                            $204,321 $197,580  $182,200 $176,307 $162,114
                            ==============================================

The maturity distribution of the loan portfolio is a key factor in the evaluation of risk characteris of the loan portfolio and the future profitability of the portfolio. The maturity distribution and interest rate sensitivity of the loan portfolio and other balance sheet items at year end 1995 is included on page 31 of the 1995 Annual Report to Shareholders, and is incorporated herein by reference.

The maturity distribution and interest rate sensitivity of commercial and collateral loans at December 31, 1995 are as follows (In thousands of dollars):

                                      Within    1 to 5   After 5
                                      1 Year    Years     Years    Total
                                     -------------------------------------
Commercial and Collateral             $34,856   $40,849   $6,035  $81,740
Real Estate Construction

Loans due after 1 year:
                            At predetermined interest rates       $17,508
                            At floating interest rates            $29,376

The following table summarizes past due, non-accrual and restructured loans:

(In thousands of dollars)     1995     1994      1993     1992     1991
                            ----------------------------------------------
Accruing loans past due 90 days
  or more as to principle or    $204     $149       $45     $713     $508
Non-accrual loans                 15       22        46      375      359
Restructured loans                 0        0         0        0        0
                            ----------------------------------------------
                                $219     $171       $91   $1,088     $867
                            ==============================================

The effect of non-performing loans was as follows:      December 31, 1995
                                                        ------------------
Interest income due on non-performing loans in accordance
          with the original terms of the loan                          $1
Less:  Interest income on non-performing loans reflected in incom       0
                                                                 ---------
Net reduction in interest income                                       $1
                                                                 =========

The policy for placing loans on non-accrual status is to stop the accrual on interest when it is like that collection of all of the principle or interest is deemed doubtful, or when loans are past due as principle or interest ninety days or more. In certain cases, interest accruals are continued on loans ninety days past due if they are deemed to be adequately secured and in the process of collection.

The Company adopted SFAS No. 114 and SFAS No. 118 effective January 1, 1995. At December 31, 1995, the Company had no loans classified as impaired, and therefore, the adoption of SFAS No. 114 and SFAS No. 118 had no effect on the comparability of non-performing assets at December 31, 1995 to prior periods.

As of December 31, 1995, there were no potential problem loans for which management has doubt as to the borrower's ability to comply with the present repayment terms, which are not disclosed as past due ninety days or more, non-accrual or restructured. These loans and their potential loss exposure has been considered in the analysis of the adequacy of the reserve for loan losses, prepared by management and included on page 13 of this filing.

There were no foreign loans outstanding at December 31, 1995, 1994 or 1993.

As of December 31, 1995, there were no concentrations of credit greater than 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Guide 3, Item III. A.

As of December 31,1 995, there are no other interest bearing assets that would require disclosure under Guide 3, Item III. C. 1 or C.2., if such assets were loans.


SUMMARY OF LOAN LOSS EXPERIENCE
WAYNE BANCORP, INC.

In the normal course of business, the Company assumes risk of extending credit. The Company manages this risk through its lending policy, loan review procedures and personal contact with the borrower.

In determining the adequacy of the allowance for loan losses, management evaluates past loan loss experience, present and anticipated economic conditions and credit-worthiness of its borrowers. The allowance for loan losses is increased by provisions charged to operations and recovery of loans previously charged off. The allowance is reduced by loans charged off as they become uncollectible by the Bank's management. The following table contains information relative to the loan loss experience for five years ending December 31:

(In thousands of dollars)        1995     1994      1993     1992     1991
                               ----------------------------------------------
Allowance for loan losses
 at the beginning of the year  $3,448   $3,040    $2,629   $2,059   $1,712

Loans charged off:
 Real Estate                        0        0        15       53       10
 Installment & Credit Card        218      154       213      294      607
 Lease Financings                   1        0         5        1       22
 Commercial & Collateral           11       29       173       20      319
                            ----------------------------------------------
Total Loans Charged Off           230      183       406      368      958

Recoveries on loans charged off:
 Real Estate                        0        0         0        0        0
 Installment & Credit Card        115      136       132      126      110
 Lease Financings                 139        7         3        5        2
 Commercial & Collateral          113      102        82       57       93
                            ----------------------------------------------
Total Recoveries                  367      245       217      188      205

Net Loans Charged Off            (137)     (62)      189      180      753

Provision for Loan Losses         120      346       600      750      900

Changes incident to acquisition                                        200
                            ----------------------------------------------
Allowance for Loan Losses
 at the End of the Year        $3,705   $3,448    $3,040   $2,629   $2,059
                            ==============================================
Ratio of net charge-offs during the
year to average outstanding loans
during the year                -0.07%   -0.03%     0.10%    0.10%    0.50%

In all years presented, there were no material amount of loans excluded from the amounts disclosed as non-accrual, past due 90 days or more restructured, or potential problem loans, which may have been classified by the regulatory examiners as loss, doubtful or substandard.

The following table shows an allocation of the allowance for loan losses for the current period and each of the last two year ends.
                                                      Actual Net Charge-offs
                                                      --------------------
                             12-31-95 12-31-94  12-31-93 12-31-95 12-31-94
                            ----------------------------------------------
Real Estate                     $201     $212      $207       $0       $0
Installment & Lease               65      103       338      (71)       4
Commercial & Collateral          319      412       719     (101)     (74)
Credit Card Receivables           14       17        69       35        8
Other Loans                        0        0         0
Unallocated                    3,106    2,704     1,707
                            ----------------------------------------------
                              $3,705   $3,448    $3,040    ($137)    ($62)
                            ==============================================

Management's allocation of the allowance for loan losses is based on several factors. First, consideration is given to the current portfolio. Management has an internal loan review function that is designed to identify problem and impaired loans and the losses that may be expected if the borrower is unable to continue servicing the debt. Management will use the amount of loss that is expected on those loans. The second step is review the prior charge-off history of each category of loan. In this step, management will review the prior three year average charge-offs and compare that to the expected loss identified in the first step and will adjust the allocation accordingly. The third step is to review any loans that have been classified by the regulatory examiners and allocate the specific loss portion that is determined by the examiners.

The Company's management has an internal strategic goal that sets the allowance for loan losses in a range of 1.25% to 1.50% of total net loans and leases.
At December 31, 1995 that ratio was 1.75% of total net loans and leases. Based on the ratio of allowance to total net loans and leases and the December 31, 1995 ratio of loans past due 30 days or more to total net loans and leases was .61%, the above allocation is considered reasonable by the Company's management.

The amounts included in the specific allocations are obtained by using the principle balance of any loans classified on the problem loan list as loss or doubtful, plus 10% of the total principle balances of loans considered substandard and 5% of those which are considered watch credits.

At December 31, 1995, the Company had not allocated any portion of the allowance for loan losses for impaired loan balances. The adoption of SFAS No. 114 and SFAS No. 118 had no impact on the comparability of the December 31, 1995 allowance for loan losses allocation to prior periods.

DEPOSITS
WAYNE BANCORP, INC.

The following table presents the average daily balance and the average rate paid on each of the Bank's deposit categories for the period indicated.
(In thousands of dollars)


                                        Year End December 31,
                                       1995      1994     1993
Amount:                              ----------------------------
   Non-interest bearing demand        $35,083   $40,820  $35,011
   Interest bearing demand             57,802    53,444   43,369
   Savings                             49,155    63,359   65,658
   Time deposits                      121,271   100,995  106,473
                                     ----------------------------
                                     $263,311  $258,618 $250,511
                                     ============================

Average rate for the year:
   Interest bearing demand               3.49%     2.82%    2.57%
   Savings                               2.84%     2.88%    3.15%
   Time deposits                         4.83%     4.17%    4.57%


The maturity distribution of certificates of deposit of $100,000 or more at December 31, 1995 are as follows:
                            (In thousands of dollars)

Three months or less                                      $7,837
Over three months through six months                       2,744
Over six months through twelve months                      2,785
Over twelve months                                         4,465
                                                        ---------
                                                         $17,831
                                                        =========


RETURN ON EQUITY AND ASSETS
WAYNE BANCORP, INC.

The following table sets for operating and capital ratios of the Company calculated on average daily balances:

                                        Year End December 31,
                                       1995      1994     1993
                                     ----------------------------
Return on Average Assets                 1.43%     1.33%    1.27%
Return on Average Equity                12.56%    12.44%   12.43%
Dividend Payout Ratio                   30.03%    28.77%   28.40%
Equity to Asset Ratio                   11.46%    10.66%   10.26%


The following table represents information on federal funds purchased and securities sold under agreements to repurchase:
(In thousands of dollars)

                                     Year End December 31,
                                       1995      1994     1993
                                     ----------------------------
Amount outstanding at year end        $15,662   $13,861   $8,879
Weighted average interest rate           4.78%     5.02%    2.65%
Maximum outstanding at any month end   17,084    16,057    9,402
Average outstanding during the year    12,717    10,387    6,865
Weighted average rate during the year    5.03%     3.75%    3.41%

The Company enters into sales of securities under agreements to repurchase for periods up to 29 days, which are treated as financings and reflected in the consolidated balance sheet as a liability. The Company has borrowing lines of credit extended by correspondent banks. At December 31, 1995 the Company has $29 million of available credit, of which, none is used.


ITEM 2.   PROPERTIES

The principal offices of the Company and the Wayne County National Bank are located at 112 West Liberty Street, Wooster, Ohio. At December 31, 1995 the Company owned nine of its branch facilities and leased two facilities. Nine offices are located in Wayne County, Ohio and one located in each Holmes and Stark Counties in Ohio.


ITEM 3.   LEGAL PROCEEDINGS

There is no pending litigation of a material nature in which the Company is involved an no such legal proceedings were terminated during the fourth quarter of 1995. Furthermore, there are no material proceedings in which any director, officer or affiliate of the Registrant, or any associate of such director of officer, is a party, or has a material interest, adverse to the Company. As a part of its ordinary course of business, the Company may be a party to lawsuits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts and involving the collection of past due accounts.
All such litigation is incidental to the Company's business.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 1995, there were no matters submitted to a vote of security holders.

                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                   STOCKHOLDER MATTERS

Reference is made to the section titled "Dividend and Market Price Data" on Page 4 of the 1995 Annual Report to Shareholders for the information about the principal market for the Registrant's Common Stock, market prices, number of shareholders and dividends, which is incorporated herein by reference.
Reference is made to Note 13, "Restriction of Subsidiary Dividends" on page 23 of the Annual Report to Shareholders for information concerning dividend restrictions, which is incorporated herein by reference.


ITEM 6.   SELECTED FINANCIAL DATA

Reference is made to the table entitled "Five Year Financial Summary" on page 3 of the 1995 Annual Report to Shareholders, which is incorporated herein by reference.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

Reference is made to the section entitled "Management Discussion and Analysis" on pages 25 through 32 of the 1995 Annual Report to Shareholders which is incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, Management's Responsibility for the Financial Statements Letter, and Report of Independent Auditors are included on pages 11 through 24 of the 1995 Annual Report to Shareholders, which is incorporated herein by reference.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                   AND FINANCIAL DISCLOSURES

Reference is made to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held March 28, 1996 for information regarding changes in and disagreements with accountants on accounting and financial disclosures.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held March 28, 1996 for information as to the directors and nominees for directorships of the Registrant, including other directorships held by such director, or persons nominated to become a director, of the Registrant and executive officers of the Registrant which information is incorporate herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

Reference is made to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held March 28, 1996 for information regarding compensation paid in excess of $100,000 to executive officers of the Registrant and to the Registrant's Proxy Statement with respect to Salaried Employees Profit Sharing Plan, which is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held March 28, 1996 for information regarding beneficial ownership of the Company's stock, which information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the Registrant's Proxy Statement which is incorporated herein by reference.


                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) and (2)  Financial Statements and Schedules

The following financial statements and reports of Independent Auditors appears on pages 12 thru 24 of the Company's 1995 Annual Report to Shareholders which financial statements are incorporated herein by reference and attached hereto:


          Report of Crowe Chizek and Company, LLP Independent Auditors Consolidated Balance Sheets, December 31, 1995 and 1994
          Consolidated Statements of Income, Years Ended
               December 31, 1995, 1994, and 1993
          Consolidated Statements of Cash Flows, Years Ended
               December 31, 1995, 1994, and 1993
          Consolidated Statements of Shareholders' Equity, Years Ended
               December 31, 1995, 1994, and 1993
          Notes to Consolidated Financial Statements

Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)  Listing of Exhibits

Exhibit
Number
----------
  3(a) Amended Articles of Incorporation of Wayne Bancorp, Inc. were filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and are herein incorporated by reference.
  3(b) Wayne Bancorp, Inc., Amended Code of Regulations (Bylaws) were filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and is herein incorporated by reference.
  9(a) Trust Division Policy - voting own Bank stock was filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1987 and is herein incorporated by reference.
  9(b) Trust Division Policy - proxy voting policy was filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1987 and is herein incorporated by reference.
    10 Wayne County National Bank Salaried Employee Profit Sharing Trust was filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1986 and is incorporated herein by reference.
  10(a) Salaried Employee Profit Sharing Plan Amended effective January 1, 1987 was filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1987 and is incorporated herein by reference.
  10(b) Employee Stock Ownership Plan effective on January 1, 1987 was filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1987 and is incorporated herein by reference.
    13    Annual Report to Shareholders for the year ended December 31, 1995
    22    Subsidiaries of the Registrant
    27    Financial Data Schedule
    28    Notice of Annual Shareholders' Meeting


(b)  Reports on Form 8-K

There were no Form 8-K's filed during the last quarter of the period covered by this report.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,thereunto duly authorized.

                                              Wayne Bancorp, Inc.

Date:     March 1, 1996                       By:_____________________________
                                                        Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the Capacities and on dates as indicated.

Signature                   Capacity with Registrant             Date

David L. Christopher                                    March 28, 1996
____________________________                            ____________________
David L. Christopher        Director, Chairman of Board,
                            President and CEO
James O. Basford                                        March 28, 1996
____________________________                            ____________________
James O. Basford            Director

Joseph R. Benden                                        March 28, 1996
____________________________                            ____________________
Joseph R. Benden            Director

David P. Boyle                                          March 28, 1996
____________________________                            ____________________
David P. Boyle, CPA         Senior Vice President and
                            Chief Financial Officer
Gwenn E. Bull                                           March 28, 1996
____________________________                            ____________________
Gwenn E. Bull               Director

Dennis B. Donahue                                       March 28, 1996
____________________________                            ____________________
Dennis B. Donahue           Director

Harold Freedlander                                      March 28, 1996
____________________________                            ____________________
Harold Freedlander          Director

Frank M. Hays                                           March 28, 1996
____________________________                            ____________________
Frank M. Hays               Director

Dietrich Kaesgen                                        March 28, 1996
____________________________                            ____________________
Dietrich Kaesgen            Director

Joseph E. Seringer, Jr.                                 March 28, 1996
____________________________                            ____________________
Joseph E. Seringer, Jr.     Director

Jeffrey E. Smith                                        March 28, 1996
____________________________                            ____________________
Jeffrey E. Smith            Director

David E. Taylor                                         March 28, 1996
____________________________                            ____________________
David E. Taylor             Director

Bala Venkataraman                                       March 28, 1996
____________________________                            ____________________
Bala Venkataraman           Director



EXHIBIT (22)

SUBSIDIARIES OF THE REGISTRANT



                     NAME                        STATE OF INCORPORATION


          Wayne County National Bank                        Ohio


          Wayne National Corporation                        Ohio




FIVE YEAR FINANCIAL SUMMARY 1
(In thousands of dollars,                 For the Years Ended December 31,
   except per share data)            1995      1994     1993     1992    1991
--------------------------------------------------------------------------------
Statement of Income Summary:
 Total Operating Income............ $26,883   $23,695  $22,871  $24,255  $25,149
 Total Operating Expense...........  20,566    18,115   17,979   19,970   21,318
 Total Interest Income.............  24,130    21,096   20,232   21,745   22,767
 Total Interest Expense............   9,916     7,931    8,287   10,184   12,155
 Net Interest Income...............  14,214    13,165   11,945   11,561   10,612
 Provision for Loan Losses.........     120       346      600      750      900
 Income Before Income Tax Expense
    and Accounting Change..........   6,317     5,580    4,892    4,285    3,830
 Income Tax Expense................   1,832     1,560    1,480    1,171    1,082
 Income Before Accounting Change... 4,485 4,020 3,412 3,114 2,748 Cumulative Effect of Accounting
      Change.......................                        260
 Net Income........................   4,485     4,020    3,672    3,114    2,748

Per Share Data: 2
 Net Income........................   $2.40     $2.15    $1.98    $1.68    $1.48
 Cash Dividends....................    0.72      0.61     0.56     0.50     0.50
 Book Value........................   20.27     17.98    16.59    15.03    13.87

Balance Sheet Data:
 Total Loans and Leases............$212,860  $197,580 $182,200 $176,307 $162,114
 Allowance for Loan Losses.........   3,705     3,448    3,040    2,629    2,059
 Investment Securities.............  94,325    93,151   93,389   84,778   92,590
 Total Deposits.................... 274,747   266,545  258,759  254,773  243,509
 Shareholders' Equity..............  37,937    33,640   30,750   27,855   25,699
 Total Assets...................... 330,927   315,685  299,735  291,282  278,642

Other Data:
 Employees.........................     176       171      175      178      180
 Shareholders......................   1,182     1,163    1,158    1,153    1,160
 Cash Dividends....................  $1,347    $1,157   $1,043     $959     $923
  Cash Dividends as a Percent
           of Net Income...........   30.03%    28.77%   28.40%   30.78%  33.59%

Financial Ratios:
 Return on Average Assets..........    1.43%     1.33%    1.27%    1.12%   1.06%
 Return on Beginning Equity........   13.33%    13.07%   13.18%   12.12%  11.51%
 Equity to Assets..................   11.46%    10.66%   10.26%    9.56%   9.22%
 Loans to Deposits.................   77.47%    74.13%   70.41%   69.20%  66.57%
 Loans to Total Assets.............   64.32%    62.59%   60.79%   60.53%  58.18%
 Allowance for Loan Losses to
           Total Net Loans.........    1.75%     1.75%    1.67%    1.51%   1.29%

1. This summary should be read in conjunction with the related consolidated financial statements and notes to the financial statements.

2. Per share data has been adjusted for stock dividends and splits. See Footnote #2 to the Financial Statements.


SHAREHOLDER INFORMATION

Executive Offices           Transfer Agent              Market Makers
112 West Liberty Street     Wayne County National Bank  Everen Securities
P.O. Box 757                112 West Liberty Street         - Wooster, OH
Wooster, Ohio  44691        P.O. Box 757                The Ohio Company
(330)264-1222               Wooster, Ohio  44691            - Wooster, OH
                                                        McDonald & Co.
                                                            - Canton, OH
                                                        Sweeney Cartwright
                                                            - Columbus, OH

All common shares of Wayne Bancorp, Inc. are voting shares and are traded in the local over-the-count market, primarily with the brokers in the Company's local service area. At December 31, 1995 there are 1,874,284 shares outstanding and 1,182 shareholders of record. The range of market prices are compiled from data provided by the brokers based on the trading activity.


DIVIDEND AND MARKET PRICE DATA

                                                                   Cash
                                                                 Dividends
Quarter Ended                                    High      Low     Paid
--------------------------------------------------------------------------
1995      March 31............................   $37.00   $35.00    $0.17
          June 30.............................    38.50    36.50     0.17
          September 30........................    38.50    36.50     0.19
          December 31.........................    43.25    38.50     0.19


1994      March 31............................   $33.25   $30.40    $0.14
          June 30.............................    35.15    32.30     0.14
          September 30........................    35.15    33.25    0.165
          December 31.........................    36.00    34.00    0.165



FORM 10-K

A copy of the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission is available to shareholders without charge. To obtain a copy, direct your request to David P. Boyle, CPA, Vice President and Chief Financial Officer, P.O. Box 757, Wooster, OH 44691.

                                                        January 25, 1996


     The management of Wayne Bancorp, Inc. has prepared and is responsible for the financial statements and for the integrity and consistency of other related information contained in the Annual Report. In the opinion of management, the financial statements, which necessarily include amounts that are based on management estimates and judgments, have been prepared in conformity with generally accepted accounting principles appropriate to the circumstances.


     The Company designed and maintains a system of internal accounting controls that is designed to provide reasonable assurance that assets are safeguarded, that transactions are executed in accordance with Company authorizations and policies, and that transactions are properly recorded so as to permit preparation of financial statements that will fairly present the financial position and results of operations in conformity with generally accepted accounting principles. Internal accounting controls are augmented by written policies covering standards of personal and business conduct and an organizational structure providing for division of responsibility and authority.

     The effectiveness of and compliance with established control systems is monitored through a continuous program of internal audit and credit examinations. In recognition of cost-benefit relationships and inherent control limitations, some features of the control system are designed to detect rather than prevent errors, irregularities and departures from approved policies and practices. Management believes that the system of controls has prevented or detected on a timely basis any occurrences that could be material to the financial statements and that timely corrective actions have been initiated when appropriate.

     The Company engaged Crowe, Chizek and Company LLP, independent certified public accountants, to render an opinion on the financial statements. The accountants have advised management that they were provided with access to all information and records deemed necessary to render their opinion.

     The Board of Directors exercises its responsibility for the financial statements and related information through the Audit Committee, which is comprised entirely of outside directors. The Audit Committee meets on a regular basis with mangement, the Internal Auditor of the Company, and Crowe, Chizek and Company LLP to assess the scope of the annual audit plan, to review the status and results of audits, to review the Annual Report and Form 10-K, including major changes in accounting policy and reporting practices, and to approve non-audit related services rendered by the independent auditors.

     Crowe, Chizek and Company LLP also meets with the Audit Committee, without management being present, to afford them the opportunity to express their opinion on the adequacy of management's compliance with the established policies and procedures and the quality ofthe financial reporting.


David L. Christopher                          David P. Boyle, CPA
Chairman of the Board, President              Vice President and
and Chief Executive Officer                   Chief Financial Officer
Wayne Bancorp, Inc.                           Wayne County National Bank




                   Report of  Crowe, Chizek and Company LLP
                            Independent Auditors

Board of Directors and Shareholders
Wayne Bancorp, Inc.
Wooster, Ohio

     We have audited the accompanying consolidated balance sheets of Wayne Bancorp, Inc. as of December 31, 1995 and 1994 and the related consolidated statements of income, cash flows and changes in shareholders' equity for the three years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wayne Bancorp, Inc. as of December 31, 1995 and 1994, and the results of operations and cash flows for the three years ended December 31, 1995, 1994 and 1993 in conformity with generally accepted accounting principles.

     As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for impaired loans in 1995, for certain investment securities in 1994 and for income taxes in 1993 to conform to new accounting guidance.


                                              Crowe Chizek and Company LLP

                                              Columbus, Ohio
                                              January 25, 1996

CONSOLIDATED BALANCE SHEETS

                                                        December 31,
(In thousands of dollars except per share data)           1995     1994
--------------------------------------------------------------------------
ASSETS
Cash and due from banks (Note 12)....................... $16,015  $17,091
Federal funds sold......................................   1,000
                                                        ------------------
          Total cash and cash equivalents...............  17,015   17,091
Investment securities available-for-sale................  94,325   28,085
Investment securities held-to-maturity
         (Fair Value $64,095) (Note 3)..................           65,066
Loans held for sale.....................................   8,539
Loans and leases (Note 4)............................... 204,321  197,580
   Less:
          Unearned income...............................     749      653
          Allowance for loan losses (Note 5)............   3,705    3,448
                                                        ------------------
          Net loans and leases.......................... 199,867  193,479
Premises and equipment (Note 6).........................   6,126    6,317
Accrued income receivable and other assets (Note 2).....   5,055    5,646
                                                        ------------------
TOTAL ASSETS............................................$330,927 $315,684
                                                        ==================

LIABILITIES
Deposits
     Interest bearing (Note 7)..........................$232,512 $219,559
     Noninterest bearing................................  42,235   46,986
                                                        ------------------
Total deposits.......................................... 274,747  266,545
Federal funds purchased.................................            5,000
Securities sold under agreements to repurchase (Note 3).  15,662    8,861
Other liabilities.......................................   2,581    1,638
                                                        ------------------
Total liabilities....................................... 292,990  282,044

SHAREHOLDERS' EQUITY(Note 9)
Common stock, Stated value $1.00........................   1,874    1,871

   Shares authorized - 5,400,000 in 1995 and 2,400,000 in 1994
   Shares issued - 1,874,284 in 1995 and 1,871,467 in 1994
   Shares outstanding - 1,870,681 in 1995 and 1,870,971 in 1994

Paid in capital.........................................   7,999    7,897
Retained earnings (Note 13).............................  27,368   24,230
Treasury stock at cost..................................    (134)     (15)
Unrealized gain (loss) on securities
   available-for-sale, net of tax (Note 3)..............     830     (343)
                                                        ------------------
Total shareholders' equity..............................  37,937   33,640
                                                        ------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............$330,927 $315,684
                                                        ==================

See notes to consolidated financial statements



CONSOLIDATED STATEMENTS OF INCOME
                                                     Years ended December 31,
(In thousands of dollars except per share data)           1995     1994    1993
--------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans............................. $18,956  $16,465 $15,163
Interest on investment securities
   Taxable.............................................   3,675    3,193   3,723
   Nontaxable..........................................   1,260    1,329   1,231
Other interest income..................................     239      109     115
                                                        ------------------------
Total interest income..................................  24,130   21,096  20,232

INTEREST EXPENSE:
Interest on deposits (Note 7)..........................   9,276    7,541   8,053
Interest on repurchase agreements and
   other borrowed funds................................     640      390     234
                                                        ------------------------
Total interest expense.................................   9,916    7,931   8,287
                                                        ------------------------
NET INTEREST INCOME                                      14,214   13,165  11,945
Provision for loan losses (Note 5).....................     120      346     600
NET INTEREST INCOME AFTER PROVISION                     ------------------------
     FOR LOAN LOSSES...................................  14,094   12,819  11,345

OTHER INCOME:
Service charges and fees...............................   1,260    1,261   1,211
Income from fiduciary activities.......................     942      833     809
Securities gains (losses), net.........................     (12)       2
Other noninterest income...............................     563      503     619
                                                        ------------------------
Total other income.....................................   2,753    2,599   2,639

OTHER EXPENSES:
Salaries and employee benefits (Note 9)................   5,167    4,399   3,990
Occupancy and equipment................................   1,089    1,011     856
Other operating expenses (Note 10).....................   4,274    4,428   4,246
                                                        ------------------------
Total other expenses...................................  10,530    9,838   9,092

INCOME BEFORE INCOME TAX EXPENSE
   AND ACCOUNTING CHANGE...............................   6,317    5,580   4,892
   INCOME TAX EXPENSE (Note 11)........................   1,832    1,560   1,480
                                                        ------------------------
INCOME BEFORE ACCOUNTING CHANGE........................   4,485    4,020   3,412

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING FOR INCOME TAXES (Note 2)..................                      260
                                                        ------------------------
NET INCOME.............................................  $4,485   $4,020  $3,672
                                                        ========================
PER SHARE DATA:     (Note 2)

INCOME BEFORE ACCOUNTING CHANGE........................   $2.40    $2.15   $1.84
CUMULATIVE EFFECT OF ACCOUNTING CHANGE.................                      .14
                                                        ------------------------
NET INCOME.............................................   $2.40    $2.15   $1.98
                                                        ========================

See notes to consolidated financial statements




CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        Years ended December 31,
(In thousands of dollars except for per share data)     1995    1994    1993
--------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Income...........................................  $4,485  $4,020  $3,672
Adjustments to reconcile net cash provided
  by operating activities:
          Provision for loan losses..................     120     346     600
          Depreciation and amortizati................     759     728     702
          Federal Home Loan Bank stock dividends.....     (23)
          Amortization of investment security premiums
            and accretion of discounts, net..........     462     976   1,135
          Deferred income taxes......................      21    (223)   (587)
          Increase (Decrease) in interest receceivable.  (154)    (146)  (417)
          (Increase) Decrease in interest payayable..     508     (335)  (119)
          Other, net.................................     318      822   (256)
                                                        ------------------------
Net cash provided by operating activities............   6,496    6,188 4,730

INVESTING ACTIVITIES
Purchase of investment securities
  available-for-sale................................. (27,928) (13,939)
Proceeds from maturities of securities
  available-for-sale.................................   6,691    1,000
Proceeds from sales of securities
  available-for-sale.................................     999    6,075
Purchase of investment securities
  held-to-maturity...................................  (8,521) (29,342) (56,956)
Proceeds from maturities of securities
  held-to-maturity...................................  28,910   34,948   47,210
Net increase in loans and leases..................... (15,047) (15,718) (15,742)
Proceeds from sales of loans.........................                     8,701
Purchase of premises and equipment...................    (318)  (1,287)    (281)
Partnership equity distribution......................              105       32
                                                     ---------------------------
Net cash used by investing activities................ (15,214) (18,158) (17,036)

FINANCING ACTIVITIES
Net increase in deposits.............................   8,202    7,786    3,988
Net increase (decrease) in short term borrowings.....   1,801    4,981    2,862
Cash dividends.......................................  (1,133)    (966)    (962)
Fractional stock dividends paid in cash.......................     (18)
Issuance of common stock......................................     197      200
Treasury stock purchased, net........................    (228)              (15)
                                                     ---------------------------
Net cash provided by financing activities............   8,642   11,980    6,073

Increase (decrease) in cash and cash equivalents.....     (76)      10   (6,233)
Cash and cash equivalents at beginning of year.......  17,091   17,081   23,314
                                                     ---------------------------
Cash and cash equivalents at end of year............. $17,015  $17,091  $17,081
                                                     ===========================
Significant non-cash transactions:
Transfer of held-to-maturity securities
  to available-for sale.............................. $45,652
Transfer of loans from portfolio to held for sale....  $8,539
Transfer of loans held for sale to loan portfolio....           $7,696

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three Years Ended December 31, 1995
                                                              Unrealized
                                                              gain(loss) on
(In thousands of dollars except per share data)               securities
                          Common   Paid-In  Retained Treasury Available-
                           Stock   Capital  Earnings   Stock  for-sale   Total
--------------------------------------------------------------------------------
Balance, January 1, 1993.    $881   $4,028   $22,946                    $27,855

Net income...............                      3,672                      3,672
Cash dividends
  ($.56 per share........                     (1,043)                    (1,043)
Dividends reinvested.....       3       78                                   81
Common stock issued......       4      196                                  200
Two-for-one stock split
  (Note 2)...............     884               (884)

Purchase treasury stock..                                ($15)              (15)
                           -----------------------------------------------------
Balance December 31, 1993.  1,772    4,302    24,691      (15)       0   30,750

Unrealized gain on
  securities available-
  for-sale on adoption
  of FAS No. 115 on
  January 1, 1994,
  net of tax..............                                        $140      140
Net income................                     4,020                      4,020
Cash dividends
  ($.61 per share)........                    (1,139)                    (1,139)
Dividends reinvested......      5      168                                  173
Common stock issued.......      6      191                                  197
5% common stock dividend
  at fair market value
  (Note 2)................     88    3,236    (3,324)
Fractional shares of stock
  dividend paid in cash
  (Note 2)................                       (18)                       (18)
Change in unrealized
  gain/loss on securities
  available-for-sale
  net of tax.............                                         (483)    (483)
                            ----------------------------------------------------
Balance December 31, 1994.  1,871    7,897    24,230      (15)    (343)  33,640

Net income................                     4,485                      4,485

Cash dividends
  ($.72 per share)........                    (1,347)                    (1,347)

Purchase treasury stock...                               (246)             (246)

Dividends reinvested......      3       99                109               211

Sale of treasury stock....               3                 18                21

Change in unrealized
  gain/loss on securities
  available-for-sale
  net of tax..............                                       1,173    1,173
                            ----------------------------------------------------
Balance December 31, 1995. $1,874   $7,999   $27,368     $358     $830  $37,937
                            ====================================================

See notes to consolidated financial statements



N O T E S  T O  C O N S O L I D A T E D  F I N A N C I A L  S T A T E M E N T S
          (In thousands of dollars except per share data)

1.   NATURE OF OPERATIONS

Wayne Bancorp, Inc. and its subsidiary, the Wayne County National Bank conduct general commercial banking business. Wayne Bancorp is a one-bank holding company organized in April, 1986.

The Company operates in the single industry of commercial banking. While the Company offers a wide range of services, they are all deemed to be part of commercial banking.

The Wayne County National Bank has eleven banking locations in Wayne, Holmes and Stark Counties in Ohio. A wide variety of services are provided to businesses, individuals, and institutional and governmental customers. These services include commercial and personal checking accounts, savings and time deposits, business and personal loans, real estate loans, credit cards, leases safe deposit facilities and electronic banking.

The Bank operates a Trust Department which offers complete trust administrative services, and agency, trust and investment services to individuals, corporations, partnerships, institutions and municipalities. In addition, the Trust Department has discount brokerage service which offers stock trading services to customers.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

    The consolidated financial statements include the accounts of Wayne Bancorp, Inc. (the Company), subsidiary Wayne County National Bank (the Bank), and the Bank's wholly owned subsidiary, Wayne National Corporation. All significant intercompany transactions have been eliminated.

Investment Securities

    Effective January 1, 1994, the Company changed its method of accounting for debt and equity securities to adopt Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, securities are classified into held-to-maturity and available-for-sale categories. The held-to-maturity securities are those which management has the positive intent the Company has the ability to hold to maturity, and are reported at cost, adjusted for amortization of premiums and accretion of discounts. Available-for-sale securities are those which the Company may decide to sell if needed for liquidity, asset-liability management, or other reasons. Available-for-Sale securities are reported at fair value, with unrealized gains and losses included as a separate component of equity, net of tax. The effect of adopting this new accounting guidance was to increase the Company's equity at January 1, 1994 by approximately $140 thousand. Prior to the adoption of SFAS No. 115, the Company recorded its investment securities at amortized cost. Realized gains or losses are determined based on the amortized cost of the specific security sold.

Interest and Fees on Loans and Leases

    Interest income on commercial, consumer and mortgage loans is primarily calculated by using the simple interest method based on the principal amounts outstanding. Lease income is recognized under a method which provides for a level return on the net investment outstanding. Loan origination fees and certain direct origination costs are deferred and amortized over the contractual life of the related loan using the level yield method. The net amount of fees and costs deferred is reported in the consolidated balance sheets as a part of loans and leases.

    The accrual of interest on loans is suspended when, in Management's opinion, the collection of a a portion of the loan principal has become doubtful. When a loan is placed on non-accrual status, accrued and unpaid interest at risk is charged against income. Payments received on non-accrual loans are applied against principal until recovery of the remaining balance is reasonably assured. The carrying value of loans classified as impaired is periodically adjusted to reflect cash payments, revised estimates of future cash flows and increases in the present value of expected cash flows due to passage of time. Cash payments representing interest income are reported as such and other cash payments are reported as reductions in carrying values. Increases or decreases in carrying values due to changes in estimates of future payments or the passage of time are reported as reductions or increases in the provision for loan losses.

Allowance for Loan Losses

    The allowance for loan losses is a valuation established through a provision for loan losses charged to expense. The allowance is the amount which, in the opinion of management, is necessary to provide for potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on evaluations of the collectibility of loans outstanding, taking into consideration prior loss experience, loan quality, current economic conditions and other pertinent factors. Loans which are deemed uncollectible are charged off and deducted from the allowance and recoveries on loans previously charged off are added to the allowance.

On January 1, 1995 the Company adopted SFAS 114, as amended by SFAS 118. Under this standard, loans considered to be impaired, as identified according to internal loan review standards, are reduced to the present value of expected future cash flows or to the fair value of collateral by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to require an increase, such an increase will be reported as a provision for loan losses charged to operations. The effect of adopting this standard did not materially effect the allowance for loan losses at January 1, 1995 or at December 31, 1995.

    Management analyzes loans on an individual basis and classifies a loan as impaired when an analysis of the borrower's operating results and financial condition indicates that underlying cash flows are adequate to meet its debt service requirements. Often this is associated with a delay or shortfall in payments of 30 days or more. Smaller balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one to four family residences, residential construction loans, consumer automobile, home equity and credit card loans with balances less than $300 thousand. In addition, loans held for sale and leases are excluded from consideration as impaired. Loans are generally moved to non-accrual status when 90 days or more past due. These loans are often also considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible. The nature of the disclosures for impaired loans is considered generally comparable to prior nonaccrual loans and non-performing and past due asset disclosures. The adoption of SFAS No. 114 had no impact on the comparability of the December 31, 1995 allowance for loan losses to prior periods.

Premises and Equipment

     Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on a straight-line method over the estimated useful life of the asset. Maintenance and repairs are charged to expense as incurred and major improvements are capitalized.

Other Real Estate

     Other real estate is recorded at the lower of cost or fair value, less estimated costs to sell. Any reduction from the carrying value of the related loan to fair value at the time the property is acquired is accounted for as a loan charge-off. Any subsequent reductions in the fair value are reflected in a valuation allowance through a charge to other real estate expense. Expenses incurred to carry other real estate are charged to operations as incurred.

     There was no other real estate held at December 31, 1995 and 1994.

Investment in Affiliate

     The Bank's 20% partnership interest in NB5 Financial Services is reported using the equity method of accounting. NB5 Financial Services is an Ohio general partnership engaged in equipment leasing activities. Due to changes in the demand for leases, the partners have determined that NB5 will not continue generating new leases. As existing leases are paid, equity distributions will be made to the partners. In 1995 there were no capital distributions versus $105 thousand in 1994.

Intangibles

     Intangible assets arising from the Bank's acquisition of four branches of the former First Savings & Loan Company of Massillon, F.A., in July of 1991 are included in Other Assets in the accompanying Consolidated Balance Sheet and are summarized as follows:

          Goodwill...................    $919
          Core Deposit Intangible....     279

     Goodwill is being amortized using a method and life which corresponds to the accretion of the loan discount. Core deposit intangible is being amortized by deposit component, on a level yield basis over a ten year period. Amortization of these intangibles totaled $250 thousand, $290 thousand, and $323 thousand for 1995, 1994 and 1993 respectively.

Income Taxes

     Beginning in 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." The Company records income tax expense based on the amount of taxes due on its tax return plus the change in deferred taxes computed based on the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities, using enacted tax rates. Previously, the Company computed deferred taxes for the tax effects of timing differences between financial reporting and tax return income. The effect of adoption of SFAS No. 109 as of January 1,1993 is shown as the cumulative effect of an accounting change in the 1993 Consolidated Statement of Income.

Dividend Reinvestment Plan

     In 1993, the Company established a dividend reinvestment plan whereby the Company's shareholders are eligible to acquire new common shares of stock at 100% of the current estimated fair market value in lieu of receiving cash dividends. Shareholders can have all or part of their normal cash dividends reinvested in the Company's stock. During 1995, 5,454 shares of stock were allocated under the plan in lieu of cash dividends of $214 thousand. Of the shares allocated, 2,754 new shares were issued by the Company and 2,700 shares were obtained from a reduction in the Treasury stock.

Consolidated Statement of Cash Flows

    Cash and cash equivalents include cash, noninterest bearing deposits with banks and federal fund sold. As permitted, the Company reports cash flows from certain transactions on a net basis. For the years ended December 31, 1995, 1994 and 1993, income taxes paid totaled $1.83 million, $1.75 million, and $1.73 million and interest paid totaled $9.40 million, $8.32 million, and $8.41 million respectively.

Per Share Amounts

    Net income per share computations are based on the weighted average number of shares of common stock outstanding during the year. In November of 1994, the Company declared a 5% stock dividend. These dividends were recorded by the transfer of the market value of the new shares from Retained Earnings to Common Stock and Paid in Capital. Fractional shares resulting from the stock dividend were paid in cash. In June of 1993, the Board of Directors voted to split the stock on a 2 for 1 basis. The split was effective June 15, 1993 and payable to shareholders on July 1, 1993. All per share data has been retroactively adjusted for the stock split and stock dividends.

     Weighted average shares outstanding for December 31, 1995, 1994, and 1993 were 1,872,188, 1,866,146 and 1,855,289, respectively.

Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

     Areas involving the use of management's estimates and assumptions include the allowance for loan losses, the realization of deferred tax assets, fair value of certain securities, the determination and carrying value of impaired loans, the determination of other-than-temporary reductions in the fair value of securities, depreciation of premises and equipment, the carrying value and amortization of intangibles and the fair value of financial instruments. Estimates that are more susceptible to change in the near term include the allowance for loan losses and the fair value of certain securities.

Concentration of Credit Risk

     The Wayne County National Bank grants residential, consumer and commercial loans and also leases assets to customers located in Wayne, Holmes and Stark Counties. The makeup of the loan portfolio at December 31, 1995 was as follows:

                   Commercial.................       40%
                   Real Estate Loans..........       35%
                   Consumer Loans.............       18%
                   Home Equity Loans..........        3%
                   Direct Financing Leases....        2%
                   Credit Cards...............        2%

Reclassifications

      Certain reclassifications have been made to amounts previously reported to conform with the current financial statement presentation.


3. INVESTMENT SECURITIES

     The summary of amortized cost and fair values of investment securities are as follows at December 31, 1995:
                                           Gross     Gross
Securities                    Amortized  Unrealize Unrealized   Fair
Available-for-Sale              Cost      Gains     Losses      Value
---------------------------- --------   -------- ---------   ---------
U.S. Treasury                $21,848       $339      ($10)    $22,177
Federal Agency
     Obligations              20,738        229       (23)     20,944
Federal Agency Pools          13,816        181       (42)     13,955
Obligations of States and
      Political Subdivisions  20,612        536       (22)     21,126
Other Securities              16,056         91       (24)     16,123
                             --------   -------- ---------   --------
                             $93,070     $1,376     ($121)    $94,325
                             ========   ======== =========   ========

    The summary of amortized cost and fair values of investment securities are as follows at December 31, 1994:
                                         Gross      Gross
Securities                  Amortized  Unrealize  Unrealized  Fair
Available-for-Sale             Cost     Gains      Losses     Value
---------------------------- -------- --------   ---------  --------
U.S. Treasury                $13,953              ($386)    $13,567
Federal Agency
     Obligations              10,276               (106)     10,170
Federal Agency Pools           3,509      $14       (41)      3,482
Mortgage Backed
     Obligations                 192                 (1)        191
Other Securities                 675                            675
                             -------- -------- ---------   --------
                             $28,605      $14     ($534)    $28,085
                             ======== ======== =========   ========
Securities
Held-to-Maturity
------------------------------
U.S. Treasury                 $5,058       $2      ($97)     $4,963
Federal Agency
     Obligations              19,716        4      (385)     19,335
Federal Agency Pools           8,067       34      (364)      7,737
Mortgage Backed
     Obligations                 176                 (1)        175
Obligations of States and
      Political Subdivisions  24,510      266      (339)     24,437
Other Securities               7,539                (91)      7,448
                             -------- -------- --------- ----------
                             $65,066     $306   ($1,277)    $64,095
                            ========= ======== ========= ==========

     During the years ended December 31, 1995, and 1994 proceeds from sales of securities available-for-sale were $1 million with gross realized gains of $22 thousand in 1994 and losses of $1 thousand and $20 thousand in 1995 and 1994
respectively included in earnings.    Proceeds from sales of held-to-maturity
securities who's maturity date was within 90 days of the sale date amounted to $8.1 million in 1995, with gross realized gains of $1 thousand and losses of $12 thousand included in earnings. There were no sales of held-to-maturity securities in 1994. Proceeds from these transactions are reflected as maturities in the consolidated statement of cash flows. There were no security sales in 1993.
    On December 1, 1995, the Company transferred securities with an amortized cost of $45.65 million previously classified as held-to-maturity to available-for-sale. The unrealized gain on the securities transferred totaled $653 thousand. This was done in accordance with a Financial Accounting Standards Board ruling allowing a one time reclassification of securities. On December 1, 1995, the Company's equity increased approximately $431 thousand as a result of this transfer.
     The amortized cost and estimated market value of the securities at December 31, 1995 by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because borrowers may have the right to call or prepay the obligations with or without call or prepayment penalties.

                                     Securities Available-for-Sale
                                            Amortized  Fair
                                              Cost     Value
                                            -------- ---------
          Due in one year or less            $32,274  $32,358
          Due after one year
              through five years              38,214   39,074
          Due after five years
              through ten years                7,121    7,292
          Due after ten years                    461      461
                                            -------- --------
                                              78,070   79,185
          Federal Agency Pools
              and Mortgage Backed
              Securities                      13,967   14,107
          Equity Securities                    1,033    1,033
                                            -------- --------
                                             $93,070  $94,325
                                            ======== ========

     Investment securities were pledged to secure public and trust deposits, securities sold under agreements to repurchase, and other purposes required or permitted by law. Such pledged securities at December 31, 1995 and 1994 had a carrying value of $39.1 million and $30.5 million, respectively.


4. LOANS AND LEASES

     The composition of the loan portfolio at December 31 is as follows:

                                   1995     1994
                                 -------- -------
          Commercial             $81,740  $75,984
          Real Estate             70,760   73,387
          Consumer Installment    36,954   34,218
          Direct Lease Financing   3,435    2,741
          Credit Card              5,472    5,695
          Home Equity              5,934    5,543
          Other Loans                 26       12
                                 -------- -------
                                $204,321 $197,580
                                 ======== =======

    As of and for the year ended December 31, 1995 there were no impaired loans. Loans on non-accrual status at December 31, 1994 were $22 thousand. If interest had been accrued on non-accrual loans, interest income would have increased by approximately $5 thousand in 1994 and $3 thousand in 1993. Additionally, loans past due more than 90 days and still accruing income were approximately $149 thousand at December 31, 1994.
    The Bank leases various types of equipment and automobiles to its customers, which are classified as direct lease financing leases. All leases have terms ranging from two to five years. The composition of the net investment in direct financing leases included in loans at December 31 is as follows:

                                             1995    1994
          Minimum Lease Payments
              Receivable                  $3,423   $2,727
          Residual Value of Leased
              Property (Unguaranteed)         12       14
                                        -------- --------
                                           3,435    2,741
          Less: Unearned Income              547      397
                                        -------- --------
          Net Investment In Direct
              Financing Lease             $2,888   $2,344
                                        ======== ========

     The following schedule summarizes by year the minimum lease payments receivable on direct leases at December 31, 1995.

Years Ended December 31
              1996 ..................  $1,399
              1997 ..................     968
              1998 ..................     633
              1999 ..................     307
              2000 ..................     116
                                      --------
                                       $3,423
                                      ========

     The Bank has granted loans to the officers and directors of the Company and its subsidiaries and related business interests. The aggregate dollar amount of these loans was $954 thousand and $596 thousand at December 31, 1995 and 1994, respectively. During 1995, $559 thousand of new loans and advancements were made and the repayments on loans to these parties totaled $201 thousand.

    In 1996, the Company is required to adopt the provisions of SFAS No. 122, "Accounting for Mortgage Servicing Rights." This statement requires lenders who sell originated loans and retain the servicing rights to recognize as separate assets the rights to service the mortgage loans for others. It also requires that capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights. Management does not anticipate that this pronouncement will have a material impact on the Company's financial condition or results of operations upon adoption.

5.  ALLOWANCE FOR LOAN LOSSES

    Changes in the allowance for loan losses for the three years ending December 31 are as follows:

                                         1995     1994     1993
                                       -------- -------- --------
          Balance at Beginning
              of Year                   $3,448   $3,040    $2,629
          Loans Charged Off               (230)    (183)     (406)
          Loan Recoveries                  367      245       217
          Provision for Loan
              Losses                       120      346       600
                                       -------- -------- --------
          Balance at End of Year        $3,705   $3,448    $3,040
                                       ======== ======== ========

6. PREMISES AND EQUIPMENT

  A summary of the premises and equipment balances at December 31 is as follows:

                                           1995     1994
                                         -----------------
          Land                            $1,213   $1,213
          Premises and Leasehold
              Improvements                 6,489    6,347
          Furniture and Equipment          2,911    2,735
                                         -------- --------
                                          10,613   10,295
          Less Accumulated
               Depreciation               (4,487)  (3,978)
                                         -------- --------
                                          $6,126   $6,317
                                         ======== ========

Depreciation expense was $509 thousand, $438 thousand, and $378 thousand in 1995, 1994, and 1993.


7.  DEPOSITS

    Time certificates of deposit with a balance of $100 thousand or more, were $17.8 million and $12.4 million at December 31, 1995 and 1994 respectively. Interest expense on these deposits was $959 thousand, $440 thousand and $534 thousand for 1995, 1994, and 1993, respectively.


8.  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Cash and Short Term Investments
     For these short-term instruments, the carrying amount is a reasonable estimate of the fair value

Investment Securities
     Fair values are based on a quoted market price, if available.   If a quoted
market price is not fair value is estimated using quoted market prices for similar instruments.

Loans and Leases
     For certain homogeneous categories of loans, such as some residential mortgages, credit card receivables, and other consumer loans, fair value is estimated using quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types loans is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. For variable rate loans, the carrying amount approximates fair value.

Deposits
     Fair values for deposit liabilities with defined maturities are based on the discounted value of future cash flows expected to be paid, using the current rate offered for similar deposits with the same remaining maturities. For deposit liabilities with no defined maturities, the fair value is the amount payable upon demand. For time deposits with variable rates, the carrying value approximates market value.

Commitments to Extend Credit and Standby Letters of Credit
     The fair value of commitments is estimated using the fees currently charged to enter similar agreements taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligation with the counterparties at the reporting date. The estimated fair values of the Bank's financial instruments are as follows:

                                                1995
                                      Carrying            Fair
                                       Value             Value
                                  --------------    --------------
          Financial Assets:
             Cash and Short-term
                 Investments           $17,015            $17,015
              Investment Securities     94,325             94,325
              Loans Held for Sale        8,539              8,560
              Loans and Leases         203,572            206,176
              Less: Allowance for
                 Loan Losses            (3,705)            (3,705)

          Financial Liabilities:
              Deposits                (274,747)          (275,253)
              Securities Sold Under
              Agreement to Repurchase  (15,662)           (15,662)

          Off Balance Sheet Financial Instruments:
              Commitments to
                  Extend Credit         25,278             25,278
              Letters of Credit          1,774              1,786

                                                 1994
                                      Carrying            Fair
                                       Value             Value
                                   --------------    --------------
          Financial Assets:
             Cash and Short-term
                 Investments           $17,091            $17,091
              Investment Securities     93,151             92,180
              Loans and Leases         196,927            195,229
              Less: Allowance for
                 Loan Losses            (3,448)            (3,448)

          Financial Liabilities:
              Deposits                (266,545)          (265,275)
              Federal Funds             (5,000)            (5,000)
              Securities Sold Under
              Agreement to Repurchase   (8,861)            (8,861)

          Off Balance Sheet Financial Instruments:
              Commitments to
                  Extend Credit         25,300             25,300
               Letters of Credit         2,075              2,087


9. EMPLOYEE BENEFIT PLANS

     The Bank sponsors a noncontributory Profit Sharing Retirement Plan (PSRP) and an Employee Stock Ownership Plan (ESOP) in which all salaried employees with one year or more of service participate. Annual contributions are made by the Bank to both plans in an amount which is the lesser of 8.5% of the Bank's current profits or 6.375% of the aggregate compensation paid in such year to all eligible participants. Actual contributions paid to the plans for the three years ending December 31 were:

                                         1995     1994      1993
                                      -------- --------- --------
                   PSRP..............    $255      $244     $238
                   ESOP..............     189       181      178
                                      -------- --------- --------
                                         $444      $425     $416
                                      ======== ========= ========

   The Company's stock is not listed on a national exchange and as such the Company could be required to repurchase shares of the Company's stock held by the ESOP upon the retirement or termination of participants in the plan. At December 31, 1995, the fair value of shares subject to the repurchase obligation totaled $2.4 million.

10. OTHER OPERATING EXPENSES

   Other operating expenses include the following major categories of expense:

                                1995     1994     1993
                             -------- -------- --------
          Data Processing     $1,116   $1,089    $1,071
          FDIC Insurance         354      570       554
          Franchise Taxes        484      437       370
          Intangible
               Amortization      250      290       323
          Other Operating      2,070    2,042     1,928
                             -------- -------- --------
                              $4,274   $4,428    $4,246
                             ======== ======== ========

11. INCOME TAXES

     Income tax expense and related balance sheet accounts are as follows:

                                         1995     1994      1993
                                      -------- --------- --------
Federal Current (Benefit)              $1,811    $1,783   $1,806
Federal Deferred (Benefit)                 21      (223)    (326)
                                      -------- --------- --------
                                       $1,832    $1,560   $1,480
                                      ======== ========  ========
The sources of gross deferred tax assets and gross deferred tax liabilities at December 31, are as follows:

                                                  1995      1994     1993
                                                --------   ------  -------
Items giving rise to deferred tax assets:

Allowance for loan losses in excess of
           tax reserves                            $886     $798     $613
Deferred loan fees                                  165      202      162
Unrealized loss on securities available-for-sale             177
Other                                               102       61       22

Items giving rise to deferred tax liabilities:

Depreciation                                       (199)    (227)    (210)
Leases                                             (436)    (347)    (361)
Unrealized gain on securities available-for-sale   (427)
Other                                               (84)     (32)     (58)
Valuation allowance for deferred tax assets
                                              ----------------------------
Net deferred tax assets                              $7     $632     $168
                                              ============================

     The reasons for the differences between income tax expense and the amount computed by applying the statutory federal income tax rate of 34% for the three years presented are as follows:

                                    1995     1994     1993
                                   -----    -----    -----
          Tax at Federal
             Statutory Rate       $2,141   $1,897    $1,663
          Effect of Tax-Exempt
              Income                (371)    (400)     (419)
          Effect of Non-deductible
              Goodwill Amort          61       61        57
          Other                        1        2       179
                                 -------- -------- --------
                                  $1,832   $1,560    $1,480
                                 ======== ======== ========

12. COMMITMENTS AND CONTINGENCIES

    As of December 31, 1995, the Bank had outstanding standby letters of credit of $1.8 million. Also at that date, the Bank had commitments outstanding to extend credit and unfunded lines of credit for customers totaling approximately $25.3 million. These commitments generally require the customer to maintain certain credit standards. Management does not anticipate any material losses as a result of these commitments.
    At December 31, 1995, the Bank was required to maintain $4.6 million either in cash or in balances with the Federal Reserve Bank. These balances do not earn interest.
    In November, 1988, the Bank entered into a service agreement with Electronic Data Systems Corporation to provide proof and data processing services. The contract covers a period of ten years with remaining minimum yearly service fees as summarized by the following schedule:

Years Ended December 31
          1996..............    $834
          1997..............     834
          1998..............     765
                             --------
                              $2,433
                             ========

13. RESTRICTIONS ON SUBSIDIARY DIVIDENDS

     Dividends are paid by the Company from its assets which are mainly provided by the dividends from the Bank. However, certain restrictions exist in regard to the ability of the Bank to transfer funds to the Company in the form of dividends. The approval of the Comptroller of the Currency is required to pay dividends in excess of the Bank's earnings retained in the current year plus retained profits from the preceding two years. The amount of retained earnings available for dividends without approval from the Comptroller of the Currency is approximately $8.62 million at December 31, 1995.

14. WAYNE BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

BALANCE SHEET                               December 31,

ASSETS                                     1995      1994
                                         ------- -------
Cash                                        $58       $1
Short Term Investments                      544      584
Investment in Bank Subsidiary             37,079   32,783
Premises                                    287      296
                                        -------- -------
TOTAL ASSETS                            $37,968  $33,664
                                        ======== ========

LIABILITIES                                 $31      $24
SHAREHOLDERS' EQUITY                     37,937   33,640
                                       -------- --------
TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                $37,968  $33,664
                                       ======== ========

STATEMENT OF  INCOME

                                          Years Ended December 31,
                                          1995     1994    1993
                                      -------- -------- --------

Dividends from Subsidiary              $1,348    $1,157   $1,043
Other Income                               37        14       18
                                      -------- --------- -------
                                        1,385     1,171    1,061
Other Expenses                             16        29       12
                                      -------- --------- -------
Income Before Income Taxes and
     Equity in Undistributed Net
     Income of Bank Subsidiary          1,369     1,142    1,049
Federal Income Tax Expense (Benefit)        7        (4)       2
                                      -------- --------- -------
                                        1,362     1,146    1,047
Equity in Undistributed Net Income of
     Bank Subsidiary                    3,123     2,874    2,625
                                      -------- --------- -------
Net Income                             $4,485    $4,020   $3,672
                                      ======== ========  =======



STATEMENT OF CASH FLOWS

                                                   Years Ended December 31,
                                                   1995     1994    1993
                                                 --------  ------- -------
OPERATING ACTIVITIES
Net Income                                        $4,485   $4,020   $3,672
Adjustments to Reconcile Net
     Income to Net Cash Provided
     by Operating Activities:
     Depreciation                                      9        9        5
     Undistributed Equity Earnings                (3,123)  (2,874)  (2,625)
     Other, Net                                        6       (4)     (93)
                                               --------- -------- ---------
Net Cash Provided by
     Operating Activities                          1,377    1,151      959

INVESTING ACTIVITIES
Purchase of Investment Securities
Available-for-Sale                                  (102)    (414)    (500)
Proceeds from Sales and Maturities of
 Investment Securities Available-for-Sale            143               330
                                               --------- -------- ---------
Net Cash Provided (Used) by
     Investing Activities                             41     (414)    (170)

FINANCING ACTIVITIES
Issuance of Common Stock                              16      197      200
Cash Dividends                                    (1,133)    (984)    (962)
Common Stock Repurchased                            (244)              (15)
                                                --------- -------- --------
Net Cash Used by Financing
     Activities                                   (1,361)    (787)    (777)
                                               --------- -------- ---------
Increase (Decrease) in Cash                           57      (50)      12
Cash at Beginning of Year                              1       51       39
                                               --------- -------- ---------
Cash at End of Year                                  $58       $1      $51
                                               ========= ======== =========


INTRODUCTION
          The following is management's discussion and analysis of the financial condition and results of operations of Wayne Bancorp, Inc., (the Company). It is presented to aid in understanding the consolidated financial statements and related information of the Company. Wayne Bancorp Inc. is a locally owned and operated one-bank holding company whose principal subsidiary is the Wayne County National Bank (the Bank). The Bank provides banking and financial related services to individual and commercial customers in Wayne, Holmes and Stark Counties in Ohio. The Bank's deposits are insured by the Federal Deposit Insurance Corporation. The Bank is a member of the Federal Reserve System and is subject to primary supervision, regulation and examination by the Comptroller of the Currency. This review should be read in conjunction with the audited consolidated financial statements, footnotes, included ratios and statistics and other discussion contained in this report and on the Company's Form 10-K filed with the Securities and Exchange Commission.

TABLE I:  Financial Ratios for Five Years

Profitability                   1995     1994      1993     1992     1991
--------------------------------------------------------------------------
Rate of Return on :
     Average Assets.........    1.43%    1.33%     1.27%    1.12%    1.06%
     Average Equity.........   12.56    12.44     12.43    11.55    11.00
     Beginning Equity.......   13.33    13.07     13.18    12.12    11.51

As a Percent of Average Assets
     Net Interest Income....    4.54%    4.37%     4.13%    4.14%    4.10%
     Non-Interest Income....    0.88     0.86      0.92     0.90     0.92
     Provision for Loan and
             Lease Losses...    0.04     0.11      0.21     0.27     0.35
     Non-Interest Expense...    3.34     3.26      3.15     3.24     3.20

Cash Dividends Per Share....   $0.72    $0.61     $0.56    $0.51    $0.50

Dividends as a percent of
          Net Income........   30.03%   28.77%    28.40%   30.78%   33.59%

Other

Average Loans & Leases to
     Average Deposits.....     78.11%   73.67%    69.20%   66.41%   64.33%
Net Loan & Lease Charge-offs
     (Recoveries) to Average
     Loans & Leases.........   -0.07%   -0.03%     0.11%    0.11%    0.51%
Allowance to Year End Net
     Loans & Leases.........    1.75%    1.75%     1.67%    1.51%    1.29%
Average Shareholders' Equity to
     Average Assets.........   11.41%   10.72%    10.25%    9.66%    9.64%
Changes in Average Balances:
     Total Assets...........    3.80%    4.57%     3.34%    7.70%    9.73%
     Shareholders' Equity...   10.54%    9.37%     9.61%    7.93%   10.19%
     Loans and Leases.......   10.72%    9.55%     4.11%   12.41%    5.75%
     Deposits...............    2.43%    2.90%     2.57%    8.89%    9.37%


RESULTS OF OPERATIONS

        Net income for 1995 was $4.49 million or $2.40 per share compared to $4.02 million or $2.15 per share for 1994 and $3.67 million or $1.98 million in 1993. 1995 net income surpassed 1994 net income by $465 thousand or 11.6% and 1993 net income by $813 thousand or 22.1%.

        Return on average assets for 1995 was 1.43% compared to 1.33% in 1994 and 1.27% in 1993. Return on average equity for these same periods was 12.56%, 12.44% and 12.43% respectively.

        The allowance for loan and lease losses to total net loans and lease ratio at December 31,1995 was 1.75% compared to 1.75% in 1994 and 1.67% in 1993.

        As discussed in more detail below, the increase in net income for 1995 resulted primarily from a $1.05 million or 8.0% higher net interest margin, and a reduction in the provision for loan and lease losses charged to operations. These two items which increased the Company's earnings for 1995 were partially offset by an increase in non-interest expenses of $692 thousand. Non-interest income increased $154 or 5.9% from 1994 to 1995. This increase is primarily attributed to increased income from the Trust & Investment Services Department.

Net Interest Income

        Net interest income represents the primary source of earnings for Wayne Bancorp, Inc. Net interest income represents the difference between interest income generated by earning assets offset by interest expense generated by interest bearing liabilities. Net interest income is impacted by changes in interest rates, volume and composition of both earning assets and and interest bearing liabilities as well as the level of non-interest bearing demand deposit accounts. During 1995, the Company saw a relatively stable interest rate
environment in the deposit and investment areas.    As a result of this rate
environment and the Company's balance sheet position, the Company was able to increase the net interest income from $13.2 million in 1994 to $14.2 million in 1995, representing a 8.0% increase.

        Total interest income increased $3.0 million or 14.4% in 1995 over 1994. There are two primary factors contributing to this increase. First the loan portfolio of the Bank grew by $15.3 million over 1994. The majority of these new loans are residential real estate loans or commercial loans that have their interest rate tied to the national prime rate. During 1995, the national prime rate used by the Bank increased in January to 9% and has fallen to 8.5% in December. With the bulk of these loans being originated in the first six months of the year when the rates were higher, the Company was able to book the fixed rate mortgages at higher rates during the first half of the year. The second factor that contributed to this increase was that the loan growth was funded primarily through sales and maturities of the investment portfolio. The investment portfolio by design has a short average life which means generally lower yielding assets than the loan portfolio. During the year, securities either matured or were sold with yields in the 5.25% range and were replaced with loans which were at the time in the 8% to 10% range.

        The average yield on earning assets for 1995 was 8.19% an increase from the 7.45% yield in 1994 and a slight decline from the 8.30% in 1993. The increase in the loan volume resulted in an increase in average earning assets
of  over $11.6 million.   This was offset by an increase in the yield cost on
the deposit and short term borrowing liabilities of the Bank from 2.95% in
1994 and 3.22% in 1993 to 3.59% in 1995.   Based on the Company's projections
for the coming year, including a declining interest rate environment for at least the first half of 1996, management anticipates an approximate 3% increase in net interest income in 1996.

        Interest expense on repurchase agreements and other borrowed funds increased $250 thousand or 64.1% in 1995. The largest portion of this increase is attributed to the repurchase agreements. The average outstanding balance for repurchase agreements during 1995 was $11.6 million compared to $10.0 million in 1994. In addition to the increase in the repurchase agreements, the interest cost of these accounts has increased from 3.41% in 1993 to 3.90% in in 1994 to 5.03% in 1995. This increase in rate is due to the nature of these accounts in that their interest rate is tied to a 30 day treasury index. During
1995, this index has been relatively flat in the 5.10% range.   Management
expects this expense to fall in 1996 as short term rates are expected to fall into the 4.0% range by year end 1996.

        The Bank's Asset/Liability committee monitors the maturity structure of all assets and liabilities on a monthly basis in order to maintain stability in the net interest income during volatile interest rate periods. During 1995 the Company was primarily in a negative GAP position. In theory this meant that during a stable or falling rate environment, the net interest margin should increase. With a relatively stable interest rate environment as was the case in 1995, the Company was able to increase the net interest margin as the liabilities repriced faster than the assets.

        Management anticipates short term interest rates to continue to decline in 1996, with a possible slight increase in long term interest rates, resulting in a more positively sloped yield curve. Management has been attempting to move the GAP position of the Company toward a more negative position. The negative GAP position should allow the net interest margin to widen as interest rates move downward.


Provision and Allowance for Loan and Lease Losses

        The provision for loan and lease losses is an expense item charged to operations of the Company. The provision is recorded to maintain the balance sheet related allowance for loan and lease losses at a level which will shield the Bank's earnings and capital from decline due to credit losses. The allowance is determined by Bank management based on estimates of possible losses in the current loan and lease portfolio. Management also considers the past historical loss experience, the mix and size of the loan portfolio as well as current and expected future economic conditions in their assessment of the adequacy of the allowance for loan and lease losses. Consideration is also given the information known about specific borrowers or industry groups which are subject to change over time.



        Management has set a level of 1.5% of total net loans and leases as a benchmark for the adequacy of the allowance for loan and lease losses. This level will change from time to time, based on the growth in the various types of loans in the portfolio and the relative increase or decrease in the quality of the loan portfolio. During 1995, the Company maintained the ratio of allowance coverage of total net loans and leases. At December 31, 1995 the coverage ratio stood at 1.75% of total net loans and leases, compared to 1.75% in 1994 and 1.67% in 1993. The stability in the ratio is a result of the provision charged to operations being in excess of the net charge-offs for the year, offset by the growth in the loan portfolio. For the twelve months ended December 31, 1995 and 1994, the Bank was in a "net recoveries position", where the recovery of loans previously charged off were greater than the amount of loans currently charged off.

        Past due and non-performing loans are one of the primary factors that management uses to determine the adequacy of the allowance for loan and lease losses. At December 31, 1995 the Company had loans that were past due over 90 days or on non-accrual status of about $203 thousand compared to $170 thousand at December 31, 1994. Loans on non-accrual status were approximately $15 thousand and $22 thousand respectively. In addition, the Company's loan portfolio showed loans past due 30 days or more was approximately $452 thousand or 2.1% of total loans at December 31, 1995. These same numbers in 1994 were $621 thousand which represents .31% of total loans. With this type of current quality, management feels that the Company has adequate reserves set aside to cover potential loan problems.

        The provision for loan and lease losses charged to operations was $120 thousand in 1995 compared to $346 thousand in 1994 and $600 thousand in 1993. The reduction was based on management's evaluation of the quality of the loan portfolio, the adequacy of the allowance at year end 1994, and the stability of the net loan charge-offs in 1994 and the net recovery position in 1995. The net recovery position in 1995 is due mostly to the collection of a previously charged off leverage lease in the amount of $137 thousand. The current policy of the Bank is to provide as a charge to operations on a monthly basis an amount equal to the gross charge-offs for the month. This policy will allow the reserve to grow through recoveries of previously charged off loans. Management feels that based on the current loan portfolio quality and the adequacy of the allowance for loan and lease losses, that the provision charged to operations for 1996 will be comparable to the 1995 level.

Non-Interest Income

        Total non-interest income for 1995 was $2.75 million compared to $2.60 million in 1994, an increase of $154 thousand or 5.9%.
The major components of non-interest income are service charges on deposit accounts, income from the Trust and Investment
Services and fees for other services. Service charges and fees on deposit accounts amounted to $1.26 million in 1995 and 1994.
The Company's management monitors the market to ensure that the fees charged on these types of accounts are competitive in the marketplace. In addition, management reviews the costs associated with offering these accounts when considering the price of the service to the customer. Base service charges per account have not increased since mid-year 1992. These charges will be reviewed in the second quarter of 1996, and if necessary, will be adjusted.

        The Trust and Investment Services Department at the Wayne County National Bank provides a complete line of trust and investment services. The Department provides individually managed portfolios in order to provide the investment flexibility required to meet the needs of each and every Trust customer. During 1994 the Trust Department added additional non-deposit type investment products, including mutual funds.
In the coming months and years, the Department anticipates offering a full line of investment products for the traditional investor. The Department is active in management of individual stock and bond portfolios as well as company sponsored benefit plans. It is management's belief that this Department will continue to grow and to increase its contribution to the earnings of the Company.

        The Trust and Investment Services Department has had another record earnings year. Trust income grew to $942 thousand in 1995 from $833 thousand in 1994 and $809 thousand in 1993. The trend in the Trust Department over the past ten years has been steady growth in both earnings and assets under management.

        Other non-interest income consists primarily of charges for other banking related services, such as, fees for safe deposit
box rental, check cashing fees, brokerage fees and fees   for
servicing mortgages sold into the secondary market.  In 1995,
income from these activities   as well as other miscellaneous
income was $563 thousand. This represents an increase of $60 thousand or 11.9%. The primary reason for this increase is an increase in the fee income for servicing mortgages sold into the secondary market. During 1995, the Bank's subsidiary, Wayne National Corporation had income of approximately $40 thousand from the sale of real estate. This is non-recurring income. Management feels that with the expected loan sale in the first quarter of 1996, the servicing income will increase enough to offset the non-recurring income from 1995, and that other non-interest income should rise slightly in 1996.


Non-interest Expenses

        Non-interest expenses are comprised of the expenses of the Company related to salaries and employee benefits, occupancy and equipment expenses and other operating expenses. In total, non-interest expenses were $10.53 million, an increase of $692 thousand or 7.0% over 1994 and $1.44 million or 15.8% over 1993 figures. Both the salaries and employee benefits and occupancy and equipment expense categories had increases in 1995 over 1994, primarily related to increased compensation and additions and improvements in the Bank's facilities. Other operating expenses declined due to reductions in FDIC insurance and decreases in other expenses.

        Total employee compensation (including wages and benefits) increased from $4.4 million to $5.2 million from 1994 to 1995, an increase of 17.5%. This increase is attributed to two major factors. First, in December of 1995 the Company accrued an additional $380 thousand for its retirement plans. This was done in order to recognize the liability for the funding of these plans in the spring of 1996. Second, the Company's employment market is highly competitive. Unemployment in the market area is very low, and as a result, management raised the starting and mid level salary ranges for the staff. The increase brought the wages at those levels up approximately 7% to 10%.

        Occupancy and equipment expenses increased $78 thousand or 7.7% in 1995. This increase is due to the plans of the Company to upgrade and renovate offices where the appearance has deteriorated over the past several years. Included in these renovations are upgraded Automated Teller Machines (ATMs), new signs, and general improvements. In addition, the Bank opened a new branch facility in Berlin, Ohio in September of 1994. The costs associated with opening this branch and the operations for three months are included in the 1994 expense figures, with twelve months of expenses included in the 1995 figures.

        Other operating expenses decreased $154 thousand or 3.5% in 1995. This decrease is due to two primary factors. First, the FDIC insurance fund was determined to be at the required funding level in April of 1995. As a result, the Company received a refund of a portion of the first six month's premiums, and a reduction in the second six months. As a result of these items, the expense for FDIC insurance is down $216 thousand. Second, management made efforts to continue to reduce costs in areas where they could control. These areas include service charges, advertising, legal and accounting, and miscellaneous expenses. There are costs for which management does not exercise significant control. These costs include primarily franchise taxes paid to the State of Ohio and some computer and data processing costs.

        For 1996, management anticipates that there will be a decision made as to the BIF/SAIF insurance fund controversy. It is expected that the Company will have to pay approximately $225 thousand to the SAIF fund for deposits acquired in 1991 from the Resolution Trust Corporation. While this is a significant amount, it represents a decrease of $125 thousand over the expense related to deposit insurance for 1995. The expenses related to buildings and equipment are also expected to decrease in 1996 as the renovation program is substantially complete, and those costs have been reflected in the 1995 and 1994 numbers.


Income Taxes

        Federal Income taxes increased from $1.48 million in 1993 to $1.56 million in 1994 to $1.83 million in 1995. These increases are due primarily to the increases in income for the Company.
The expense for income tax represented an effective income tax rate of 30.2% in 1993, 28.0% in 1994 and 29.0% in 1995. The effective tax rate paid by the Company is impacted by the amount of tax free income that can be generated during the year. The Company can reduce the amount of taxes by increasing primarily the investment in tax-exempt investment securities and loans to tax-exempt customers.

        As discussed in Note 2 of the Consolidated Financial Statements, the Financial Accounting Standards Board issued Statement 109, "Accounting for Income Taxes", effective January 1, 1993. This statement changed the method used to calculate the Company's deferred tax liability. This change requires that deferred taxes be calculated on an asset/liability approach. As a result of the adoption of this statement on January 1, 1993, the cumulative effect of this adoption was to increase the net income of the Company in 1993 by $260 thousand.


FINANCIAL CONDITION

        Total assets at December 31, 1995 were $330.9 million compared to $315.7 million on December 31, 1994. This increase of $15.2 million represented a total asset growth rate of 4.8% for 1995.
The bulk of the increase on in the assets can be found in the loan portfolio, with the majority of the increase in the real estate and commercial lending areas. The loan portfolio, including loans held for sale made up 61.5% of the total assets of the Company at December 31, 1995 compared with 62.4% in 1994.
 The investment portfolio represented 28.5% of the total assets at December 31, 1995 versus 29.5% in 1994. The increase in the lending areas are a result of the slowly declining interest rates during 1995 and the fact that the Company's market area has been growing at a steady pace since the early 1990's. This growth in the loan portfolio was funded primarily from investment maturities and sales during the first half of the year, and increased deposits and short term borrowings in the second half of the year.

        The Company's earning assets increased $17 million or 6.0%  to
$307 million in 1995 from $290 million in 1994.    At year end
1995, the earning assets of the Company represented 92.9% of the total assets. This compares with 91.9% in 1994. This increase in earning assets as a percent of total assets is due to lower dollars invested in premises and equipment and fewer other assets as well as the timing of clearing items with the Bank's primary correspondent bank.


Investment Securities

        The primary function of the investment portfolio is to absorb deposits that are not loaned to borrowers, and to serve as a source of funds for the lending function when deposits are not readily available. The investment portfolio supplements interest revenues and provides funds with which to meet the cash flow needs of our customers. The funds management function is also given the responsibility of meeting cash flow needs of the lending function and depositors through other means, primarily short term borrowings by the Bank, when the sale of investment securities is not warranted.

        In order to maintain what management feels is sufficient liquidity, the Bank continues to invest in primarily shorter term (under 3 years) securities with lower risk. These include US. Treasury and Agency Securities. These securities are purchased and generally held as "available-for-sale" securities.
 Securities that are classified as "available-for-sale" under FAS 115 are investments which may be sold at some point prior to maturity for a variety of reasons. In order to increase yields in the investment portfolio, investments are also made again in shorter term government guaranteed mortgage-backed securities and high quality corporate bonds. Investments in obligations of states and political subdivisions are made due to the nature of their tax exempt status. On December 1, 1995, the Company transferred all of the investment securities to the available-for-sale category. The reason for this is to allow management the ability to change the makeup of the portfolio in correlation with other changes in the Company's balance sheet. It will also allow management to react to changes in the interest rate environment in a manner which is consistent with
the asset/liability policies of the Company.   Under FAS 115,
"held-to-maturity" securities are those which management has both the intent and ability to hold until maturity. At this time the Company does not have any securities classified as held-to-maturity. This does not preclude the use of this classification in the future.

        The investment portfolio at December 31, 1995 was, in total dollars invested, relatively unchanged from the prior year and similar in makeup to the portfolio at December 31, 1994.

     The investment portfolio has a fair value of $94.3 million at December 31, 1995, which was $1.26 million more than the amortized cost. This net unrealized gain represented 1.3% of the amortized cost.

        Management expects 1996 to be similar to 1995 from an interest rate standpoint. It is the belief of management that short interest rates will continue to fall for the first half of the year and then begin to stabilize toward the end of 1996. These expectations will prompt the investment of the excess funds into medium term investments. With the expected decline in rates and the repricing expectations within the portfolio, the investment portfolio is expected to show flat earnings for 1996.


Loans and Leases

        The Wayne County National Bank is committed to lending to our customers for a variety of purposes. The lending market area includes Wayne, Holmes and Stark Counties. The Bank's lending staff is conscious of making loans to credit worthy businesses and individuals. The Bank's management and lending staff have no intention of sacrificing loan quality for the purpose of loan growth. The growth in the loan portfolio from 1994 to 1995 is due to the diligent efforts of the lending staff to find new quality credit customers.

        At December 31, 1995, total loans and leases, including loans held for sale, amounted to $212.9 million compared to $197.6 million at December 31, 1994. This increase of $15.3 million represented 7.7% growth in the loans outstanding. Every loan category except credit cards showed growth in 1995. The most substantial areas of growth were found in the mortgage lending area where total loans grew by $5.9 million or 8.1% and commercial loans which grew $5.8 million or 7.6%.

        Loans and leases accounted for 70.0% of the Company's average assets in 1995. This compares with 67.1% in 1994 and 60.1% in
1993. The three major loan categories include commercial, real estate and consumer loans. These three categories represented
40%, 35% and 18% respectively of total loans and leases at
December 31, 1995.  The loan portfolio mix has remained
relatively unchanged from 1994 to 1995.   The Bank experienced
increases in real estate lending in 1995 due partially to customers refinancing other types of debt into real estate debt for tax purposes. For the second year in a row, the Bank has experienced growth in the consumer lending portfolio. In 1995 this portfolio grew by $2.7 million or 8%. This compares to growth of $5.4 million or 18.9% in 1994. This growth is attributed to improved consumer confidence and the Bank's attempt to grow this portfolio with quality loans at slightly lower yields. Growth of this type in consumer lending often leads to growth in past due and charged off loans. However, at December 31, 1995, the consumer loans past due over 30 days were approximately 1% of the total portfolio, which is far below the 3.4% peer group average. Consumer debt in this country is at an all time high. If the economy should begin to slow or enter a period of recession, losses in this area could increase.

        Real estate loan production for 1995 was consistent with 1994. Production in this area was approximately $19 million in both years.  The increase in outstandings in the mortgage area is due to a reduction in the number of customers who refinance their homes.  Mortgage interest rates have remained fairly stable
throughout the year, with declines coming in the last quarter.
The 1995 loan production is what management had estimated it to
be.  At December 31, 1995, the Company had reclassified $8.5 million of real estate loans to held for sale.  The loans are carried at the lower of their aggregate book value or their fair value. The market value of these loans at December 31, 1995 was approximately $21 thousand above the book value. In February of
1996, management sold these loans and recorded the gain. The reclassification of and subsequent sale of these real estate loans was done to reduce the concentration of real estate loans
and to decrease the Company's loan to deposit ratio.   In
addition, with the expected decline in mortgage rates in 1996, management expects loan production of approximately $25 million.
 This would cause this portion of the portfolio to grow outside the desired level. The Company does not currently engage in mortgage banking activities and these loan sales are a one time realignment of the loan portfolio.


Sources of Funds

        The Company's subsidiary, The Wayne County National Bank is Wayne County's largest locally owned commercial bank.
Management has made a commitment to provide complete banking services for its customers. The deposit products offered by the Bank provide a means by which customers can safely invest their money and get a competitive return on their investment. With the volatile interest rate environment experienced in 1994 behind us, the Bank's customer base seems more willing to deposit their funds into longer term, higher yielding deposits.
As a result of this, the interest costs to the Company have risen in 1995.

        The Bank's primary source of funds are deposits collected from the local market area. At December 31, 1995, total deposits amounted to $274.7 million. This represents growth of $8.2 million or 3.1% over the December 31, 1994 figure of $266.5 million. In addition to the customer deposits at December 31, 1995, the Bank has securities sold under agreements to repurchase (Repos) and federal funds purchased in 1994. Both of these items serve as a source of funds for the Bank. The Repos totaled $15.7 million in 1995 versus $8.9 million for 1994.
Federal funds purchased at December 31, 1994 of $5 million represents borrowing from the Bank's correspondent bank for one day. These purchased dollars are a short term source of funds.

        At December 31, 1995, the deposit mix had changed somewhat from the prior year. With the relative stability in the interest rate environment compared with 1994, this has encouraged
customers to move their deposits into the longer term accounts.
 During most of 1995, the Bank saw the amount of funds in the certificates area continue to growth at the expense of a decline
in the short term deposit accounts.   This caused upward
pressure on the Bank's interest expense.

        Management's strategy for 1996 will be much the same as 1995, that is to increase the Bank's core deposit base. It is expected that in the early part of 1996, the Bank will attempt to attract core deposits. With a loan to deposit ratio of 77%, and expected continued strong loan growth through the first half of the year, funding these new loans will take growth in the core deposit base. In order to grow these core deposits, management will be pricing the desired deposit products aggressively and in some cases at a premium over the market. It is expected that this will cause upward pressure on the overall cost of the Bank's funds, depending upon the deposit mix. This increase in cost of funds will be offset by the pricing of the loan products. In addition, some of the maturing investment portfolio bonds will be used to fund this loan growth.


Capital Resources

        Capital adequacy has been one of the major concerns in the banking industry for the past several years. Items such as deposit insurance rates and regulatory examinations are tied directly to a bank's capital. In recent years, the banking industry has seen tremendous growth in the capital base of the industry. This capital growth has reduced the risk that was so prevalent during the savings and loan crisis in the late 1980's.
 Capital adequacy is monitored closely by Company management, regulatory authorities and investors. Capital adequacy is a function of several items, including; asset quality, bank earnings performance, liquidity, dividends paid, and economic conditions. For the past five years, all of these items have improved for the Company, and as a result of that, the Company's capital places it among the best in the industry.

        There are several key ratios used to monitor capital adequacy. These ratios have not been impacted by the adoption of FAS #115, "Accounting for Certain Investment in Debt and Equity
Securities". The statement requires a valuation allowance netted against the Company's capital account for the tax adjusted unrealized gain or loss on securities classified as "available-for-sale". At December 31, 1995 this valuation allowance was $830 thousand, and is not considered part of the Company's capital for these calculations. The long standing measure for capital adequacy is the percent of shareholders' equity to total Company assets. At December 31, 1995, Wayne
Bancorp, Inc., has a capital to asset ratio of 11.2% versus
10.8% in 1994.

        The other key ratios used in determining capital adequacy are used primarily by the bank regulators. These ratios are the risk-based capital ratio and the leverage capital ratio. Both of these calculations have minimum standards set by banking regulation. The risk-based capital ratio is based on risk adjusted Company assets. All of the Company's assets are assessed for risk and assigned a factor based on the risk inherent in the assets. All of these assets are then compared with the Company's adjusted capital. Capital accounts are adjusted for intangible assets and a portion of the reserve for loan losses. The minimum requirement under the risk-based capital standard is 8% with at least half of that being in core capital. Core capital or Tier 1 capital for Wayne Bancorp, Inc. consists of shareholders' equity less general intangibles and Tier 2 capital represents a portion of the reserve for loan losses.

        At December 31, 1995, Wayne Bancorp, Inc. had total risk-based capital of 18.1% with a Tier 1 capital ratio of 16.9%. Both of these ratios are well above the minimum requirements. At
December 31, 1994, the Company had a total risk-based capital of 17.8% with a Tier 1 capital ratio of 16.5%.

        In addition to the risk-based capital ratio, the second primary measurement of the Company's capital adequacy is the leverage ratio.  This ratio is defined as Tier 1 capital in the numerator with total company assets less general intangibles in the
denominator.  The banking regulators require that institutions
maintain a minimum leverage ratio of 3%.   However,  bank
regulators will expect most banks to maintain leverage ratios in the 4-5% range. The Company's leverage ratios were 11.1% and 10.4% in 1995 and 1994.

        The Company has set internal capital adequacy levels. These levels are higher than those required by the regulatory authorities. For 1996, the minimum capital levels set by the Board of Directors and Company management are; primary capital -
8.5%, risk based capital - 10.0% and leverage capital - 7.0%.
Management feels that operating with these minimum levels of capital will assure the best long term strength and performance of the Company.

        Cash dividends paid to shareholders of Wayne Bancorp, Inc. during 1995 were $1.35 million or $.72 per share. This compares with $1.14 million or $.61 per share in 1994 and $1.04 million or $.56 per share in 1993. Of the cash dividends paid in 1995, $214 thousand were reinvested by shareholders under the Company's dividend reinvestment plan.


Asset and Liability Management

        The banking environment, including interest rates, has become more volatile over the past several years. This volatility has made the process of asset and liability management a necessity.
With the regulatory burdens, volatility in net interest margins and increasing costs of operation, the asset/liability process has become a valuable tool used to manage a financial institution. The management of Wayne County National Bank has established policies in the areas of lending, investments, deposits and borrowed funds which are based on the asset/liability strategy. This strategy is designed to maximize earnings and manage the Bank's interest rate risk exposure.

        The primary tool used by the Company to measure interest rate risk exposure is the "GAP" analysis. GAP is defined as the difference between the volume of assets and liabilities that are subject to repricing within certain time periods. The repricing can result from changes in interest rates on variable rate products or maturity of asset and liability products. A liability sensitive position benefits the Bank in a falling rate environment, whereas an asset sensitive position will be a benefit in a rising rate environment. The presentation of contractual maturities does not appropriately reflect the stable source of funding provided by our core deposit base.

        Insert Asset/Liability Rate Sensitivity Chart Here



        The Company's one year GAP was (7.59%). The Bank's Asset and Liability Management Policy has established a goal of +10% to -10% for the one year unadjusted GAP. During 1995, the Bank was in a negative GAP position a majority of the time. With interest rates being stable to slightly falling, it would be expected that the Bank's net interest margin would have widened, which it did. The key reason for this was the growth in the earning assets of the Bank was found in the higher yielding loan portfolio. The growth was funded from the lower yielding investment portfolio, creating an increase in the yield on those earning assets.

        In 1996 it is expected that interest rates will continue to fall for the first half of the year, and then stabilize by the end of the year. With this in mind, a negative one year GAP should benefit the Company as the interest rates fall. The Asset/Liability plan for 1996 will be much the same as the current plan, with the only significant change being in the investment portfolio. As interest rates peak in the first quarter, the plan would be to lengthen the maturity and duration of purchases by 6-12 months over the current portfolio average life. This will enable the Company to take advantage of the expected falling interest rate environment by having slightly longer term, higher yielding investments on the books as the downward repricing of deposit products begins.

Liquidity

        Liquidity is the ability of the Bank to fund customer's needs for borrowings and deposit withdrawals. The purpose of liquidity management is to assure that there is sufficient cash flow to meet all of the financial commitments and to capitalize on opportunities for business expansion. This ability depends on the institution's financial strength, asset quality, and types of deposit and investment instruments offered by the Bank to its customers. The Company's primary source of liquidity is the daily federal funds sold and maturing investment securities.
 Other sources of liquidity include cash and due from banks, investments available-for-sale and maturing loans. At December
31, 1995, the Company had sold $1 million as excess daily funds. These funds are sold on a daily basis to one of the Bank's correspondent banks. At year end, the Company had $32.4 million of securities scheduled to mature within one year, and the entire portfolio is available-for-sale. Management feels that with the combination of the asset quality, profitability and reputation of the Bank, these sources are sufficient to meet the current needs of the Bank's customers.

Effects of Inflation

        Substantially all of the Company's assets and liabilities relate to banking activities and are monetary in nature. The consolidated financial statements and related financial data are presented in accordance with Generally Accepted Accounting Principles (GAAP). GAAP currently requires the Company to measure the financial position and results of operations in terms of historical dollars, with the exception of securities available-for-sale. Changes in the value of money due to rising inflation can cause purchasing power loss.

        Management's opinion is that movements in interest rates affects the financial condition and results of operations to a greater degree than changes in the rate of inflation. It should be noted that interest rates and inflation do effect each other, but do not always move in correlation with each other.


                      WAYNE BANCORP, INC.

                    Proxy for Annual Meeting


                            PROXY

Know all men by these presents that I, the undersigned
Shareholder of Wayne Bancorp, Inc., Wooster, Ohio, do

hereby nominate, constitute and appoint Lucille S. Houser, Doyle W. McClaran and James W. Taggart or any one of them (with full power to act alone), as my true and lawful attorney(s) with full power of substitution, for me and in my name, place and stead to vote all the Common Stock of said Corporation, standing in my name on its books on January 31, 1996 at the annual meeting of its Shareholders to be held at The Wayne County National Bank at its Loan Department Office, Second Floor, 140 West Liberty Street, Wooster, Ohio, on March 28, 1996 at 2:00 p.m., or at any adjournments thereof with all the powers the undersigned would possess if, personally present, as follows:



1. Election of Directors
                                                           WITHHOLD AUTHORITY
                            FOR THE NOMINEE                TO VOTE FOR NOMINEE

    James O. Basford


    Joseph R. Benden


    David E. Taylor



2. To ratify the engagement of Crowe, Chizek & Company as the Independent Auditor.


                                FOR            AGAINST           ABSTAIN


3. Whatever other business may be brought before the meeting or any adjournment thereof. The Board of Directors at present knows of no other business to be presented by or on behalf of the Corporation or its Board of Directors at the meeting.

This Proxy confers authority to vote "FOR" each nominee and each proposition listed above unless "WITH-HOLD," "AGAINST" or "ABSTAIN" is indicated. If any other business is presented at said meeting, this Proxy shall be voted in accordance with the recommendation of the Board of Directors.

The Board of Directors recommends a vote "FOR" each of the listed propositions. THIS PROXY IS SOLIC ITED ON BEHALF OF THE
BOARD OF DIRECTORS AND MAY BE REVOKED PRIOR TO ITS  EXERCISE.



 Number of shares owned:              Dated __________________________, 1996

                                         ___________________________________

                                         ___________________________________

                                             Signature of Shareholder(s)

                           When signing as attorney, executor, adminis-trator, trustee or guardian, please give full If more than one trustee, all should sign. ALL joint owners must sign.



                         NOTICE OF ANNUAL STOCKHOLDERS' MEETING

                               TO BE HELD MARCH 28, 1996


TO THE HOLDERS OF COMMON SHARES:



   Notice is hereby given that pursuant to the call of its Directors, the annual meeting of Wayne Bancorp, Inc. will be held at the Wayne County National Bank, Loan Department Office, Second Floor, 140 West Liberty Street, Wooster, Ohio on March 28, 1996 at 2:00 p.m., for the purpose of considering and voting upon the following matters as more fully described in the attached Proxy Statement dated March 1, 1996:
+


1. Election of Directors: To elect the three (3) directors listed in the attached Proxy Statement.



2. To ratify the engagement of Crowe, Chizek & Company as the independent auditors of the Company.



3. Taking action on any other matter which may be brought before said meeting or any adjournment thereof.

    Stockholders of record at the close of business on January
31, 1996 will be entitled to vote the number of shares held of record in their names on that date. The transfer books will not be closed The date of this Notice is March 1, 1996


                                       By Order of the Board of Directors,


                                       Jimmy D. Vaughn, Secretary


Important

All Stockholders are cordially invited to attend the meeting. Whether or not you plan to attend in person, you are urged to date and sign the enclosed Proxy and return it promptly in the envelope provided. This will assure your representation and a quorum for the transaction of business at the meeting. If you do attend the meeting in person, the Proxy will not be used if so requested by you.


                                 PROXY STATEMENT

                                  March 1, 1996

GENERAL

     This statement is furnished in connection with the solicitation of proxies to be used at the Annual Stockholders' Meeting of Wayne Bancorp, Inc., an Ohio Corporation (the "Corporation") to be held on March 28, 1996 at 2:00 p.m. at the Wayne County National Bank (the "Bank"), Loan Department Office, Second Floor, 140 West Liberty Street, Wooster, Ohio, or any adjournment thereof. A stockholder, without affecting any vote previously taken, may revoke his/her Proxy by giving notice to the Secretary of the Corporation (Jimmy D. Vaughn) in writing prior to 1:00 p.m., March 28, 1996; by a subsequently dated proxy; or by request for the return of the Proxy in person at the Annual Meeting. The presence at the meeting of the person appointing a Proxy, does not in and of itself revoke the appointment.

     This solicitation of proxies in the enclosed form is made on behalf of the Board of Directors of the Corporation.

     The cost of preparing, assembling and mailing the Proxy material and of reimbursing brokers, nominees, and fiduciaries for the out-of-pocket and clerical expenses of transmitting copies of the Proxy material to the beneficial owners of shares held of record by such persons will be borne by the Corporation.
 The Corporation does not intend to solicit proxies otherwise than by use of mail, but certain officers and regular employees of the Corporation or its subsidiary, without additional compensation, may use their personal efforts by telephone or otherwise to obtain proxies. The Proxy material is being first mailed to stockholders on approximately Match 1, 1996.


VOTING SECURITIES


     As of January 31, 1996, the number of shares of common stock (there being no other class of stock) outstanding and entitled to vote at the Annual Stockholders' Meeting is 1,870,681 including 35,157 shares held by the Wayne County National Bank Trust Department as sole trustee which will be voted in the election of Directors. Only those stockholders of record at the close of business on January 31, 1996 shall be entitled to vote. At that date, there were 1,183 stockholders of record including individuals and corporations. There were 3,525,716 shares authorized but unissued and 3,603 shares held in Treasury at that date. Each share of stock is entitled to one vote on all matters to be considered at the meeting.


     In regard to voting for Proposal 1, Election of Directors, stockholders may vote in favor of all nominees or withhold their votes as to all nominees or withhold their votes as to specific nominees. With respect to the other proposals to be voted upon, stockholders may vote in favor of a proposal, against a proposal, or may abstain from voting. Stockholders should specify their choices on the enclosed form of proxy. If no specific instructions are given with respect to the matters to be acted upon, the shares represented by a signed proxy will be voted for the election of the nominees and for each of the proposals presented. The four Directors receiving the greatest number of votes will be elected. The ratification of independent auditors will require the majority vote of the shares of Common Stock represented at the meeting.


PROPOSAL 1

ELECTION OF DIRECTORS


     The Code of Regulations of Wayne Bancorp, Inc. provides that the number of Directors of the Corporation shall be twelve
(12) (divided into three classes) unless changed by a two-thirds majority vote of the "Continuing Directors" (as defined in the Corporation's Code of Regulations), however, in no event shall the number of Directors elected be increased by greater than two positions in any one year. The Board of Directors has set the number of Directors to be elected at this annual meeting at three, with the three Directors serving until the 1999 Annual Meeting of Stockholders.


     The following persons named have been nominated for election to serve as indicated or until their successors have been elected and have qualified. It is the intention of the persons named in the Proxy to vote for the election of the following three nominees to the Class of Directors serving until the 1999 Annual Meeting of Stockholders.


                   Principal Occupation for the     Year First
Name of Director   Past Five Years                Became Director     Age
--------------------------------------------------------------------------

James O. Basford   Chairman, Buckeye Corrugated        1990            64
                   since 1958 - Corrugated Container
                   Manufacturer; Director United
                   Telephone of Ohio & Indiana

Joseph R. Benden   President, Benden Enterprises       1990             59
                   since 1974, Owner and Operator:
                   McDonalds Restaurants until 1994.
                   President, Benden Enterprises, a
                   Personal Investment Company.

David E. Taylor    President, Taylor Agency, Inc.      1992             45
                   Independent Insurance Agency.


     The business experience of each of the above-listed nominees during the past five years was that typical of a person engaged in the principal occupation listed. Unless otherwise indicated, each of the nominees has had the same position or another executive position with the same employer during the past five years.



DIRECTORS CONTINUING IN OFFICE

     The persons named below are now serving as Directors of the Corporation for terms expiring at the Annual Meetings of Stockholders in 1997 and 1998.

                   Principal Occupation for the     Year First(1)
Name of Director   Past Five Years                Became Director     Age
--------------------------------------------------------------------------
                        Terms Expiring at the Annual Meeting in 1997

Harold Freedlander Retired President, H. Freedlander    1973           82
                   Co., Department Store until 1989.

Frank M. Hays      Former Partner with the law firm     1970           65
                   of Taggart, Cox, Hays, Zacour &
                   Lanham since 1960.  Retired as
                   Partner, December 31, 1992.

Dietrich Kaesgen   Executive Vice President, MTD        1987           60
                   Products, Inc., since 1988, equipment
                   and parts manufacturer.

Bala Venkataraman  President and CEO,  Magni Power      1995           51
                   Company, since 1990.  Metal
                   Fabricating and parts manufacturer.


            Terms Expiring at the Annual Meeting in 1998

Gwenn E. Bull      Certified Public Accountant          1995           47
                   General Manager, Croskey, Hostetler
                   & Mapes, CPA firm, since 1985

David Christopher  Chairman of the Board, President &   1987           55
                   CEO, Wayne Bancorp, Inc., Chairman,
                   President and CEO, Wayne County
                   National Bank since 1990.

Dennis B. Donahue  President and CEO, The Will Burt     1993           56
                   Company, Inc., since 1995.  President,
                   The Will-Burt Company, since 1989.
                   Machine fabrication and assembly of
                   multiline components and equipment
                   for various industries.

Jeffrey E. Smith   President, COFSCO Manufacturing      1993           45
                   since 1977.  Oil and Gas Equipment
                   Supplier.


(1) Year first became a Director indicates the year that such individual began serving as a Director of Wayne Bancorp, Inc., or if prior to the formation of Wayne Bancorp, Inc., Wayne County National Bank.



                                   PROPOSAL 2

                RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS

     The Audit Committee and Board of Directors of Wayne
Bancorp, Inc. and Wayne County National Bank engaged Crowe,
Chizek & Company to serve as the independent auditors for the Corporation and the Bank during 1995.

     It is the intention of the Audit Committee and Board of Directors of Wayne Bancorp, Inc. and Wayne County National Bank to engage Crowe, Chizek & Company as the independent auditors to audit the financial statements of the Corporation and the Bank for 1996 (subject to ratification by the stockholders of Wayne Bancorp, Inc.) The Audit Committee and the Board of Directors recommend that the stockholders vote "FOR" ratification of the employment of the independent auditors.

     Representatives of Crowe, Chizek & Company are expected to be present at the Annual Meeting and will have an opportunity to make a statement if they so desire and will be available to respond to appropriate questions.


        THE FOLLOWING TABLE IS A SUMMARY OF  COMMON STOCK OWNERSHIP OF
               SENIOR MANAGEMENT AND THE BOARD OF DIRECTORS

                            Amount and Nature of        Percent of Common
Name of Beneficial Owner    Beneficial Ownership        Stock Ownership  (1)
--------------------------------------------------------------------------
James O. Basford                 647 shares                 0.03%
Joseph R. Benden               5,833 shares    (2)          0.31%
Gwenn E. Bull                    300 shares                 0.02%
David L. Christopher          27,842 shares    (3)          1.49%
Dennis B. Donahue                440 shares                 0.02%
Harold Freedlander             3,469 shares    (4)          0.19%
Frank M. Hays                  4,943 shares                 0.26%
Dietrich Kaesgen               5,370 shares    (5)          0.29%
Joseph E. Seringer, Jr.        3,031 shares                 0.16%
Jeffrey E. Smith               1,703 shares                 0.09%
David E. Taylor                1,072 shares                 0.06%
Bala Venkataraman                300 shares                 0.02%
F. Bill Damron                 2,620 shares    (6)          0.14%
Stephen E. Kitchen             4,555 shares    (7)          0.09%
Jimmy D. Vaughn                2,058 shares    (8)          0.11%


(1) The calculation of percent of common stock ownership is based on total outstanding shares of 1,870,681 shares and calculated as of January 31, 1996.

(2)    5,833 shares held in a revocable living trust for Mr. Benden's Benefit.

(3) 22,275 shares in trust for Mr. Christopher's benefit and 3.360 shares owned by spouse.

(4)    3,469 shares are held for Mr. Freedlander in trust.

(5)    2,039 shares are held for Mr. Kaesgen in "street name."

(6 2,345 shares are held in trust for the benefit of Mr. Damron, Sr. Exec. Vice President and Chief Loan Officer, and 275 shares held in street name

(7) 1,678 shares are held in trust for the benefit of Mr. Kitchen, Exec. Vice President and Senior Trust Officer.

(8) 2,058 shares are held in trust for Mr. Vaughn, Exec. Vice President Operations and Data Processing of Wayne County National Bank and Secretary of the Corporation.

(9) 449 shares are held in trust for Mr. Boyle, Vice President and Chief Financial Officer.

(10) Additional shares are held by Park National Bank and Trust (for the Wayne County National Bank Salaried Employees ESOP) which have not been allocated among the salaried officers and employees.


          SECURITY OWNERSHIP OF COMMON STOCK IN EXCESS OF FIVE PERCENT OF
                               OUTSTANDING SHARES

        Listed in the following tables are the beneficial owners as of January 31, 1995 of more than five percent of the Corporation's outstanding common stock who are known to the Corporation.

Title of  Name & Address of Amount and Nature of        Percent of Common
Class     Beneficial Owner  Beneficial Ownership        Stock Ownership  (1)
--------------------------------------------------------------------------
Common    Raymond E. Dix        156,783 (2,3)                  8.38%
          P.O. Box Drawer D
          Wooster, OH  44691

Common    Wayco & Company       315,217 (4)                   16.85%
          P.O. Box 757
          Wooster, OH  44691


(1) The calculation of percent of ownership is based on the total outstanding shares at January 31, 1996 of of 1,870,681 shares.

(2) Includes 118,913 shares held by the Dix Family Trust of which Mr. Dix has sole voting power. Mr. Dix disclaims beneficial ownership in 89,185 of these shares.

(3) Includes 34,454 shares held by the Raymond E. Dix Trust which is for the sole benefit of Mr. Dix; and 3,416 shares held by the spouse of Mr. Dix

(4) Wayco & Co. is a partnership formed for the purpose of holding legal title, as nominee, to securities designated by the Wayne County National Bank with respect to the business of its Trust Department. It holds 35,157 shares (1.88 percent of the to number of shares outstanding) as sole trustee and 280,060 shares (14.97 percent of the total number of shares outstanding) as trustee subject to revocable trusts.


              THE BOARD OF DIRECTORS AND DIRECTORS COMPENSATION

     The membership of the Board of Directors of Wayne Bancorp, Inc. and Wayne County National Bank are identical. The Board of Directors of Wayne Bancorp, Inc. held 13 meetings in 1995 and the Board of Directors of Wayne County National Bank held 12 meetings in 1995. All Directors except Basford and Seringer, attended at least 75 percent of the meetings held by the Board of Directors of Wayne Bancorp, Inc.; the Board of Directors of Wayne County National Bank; and Wayne Bancorp, Inc. and Wayne County National Bank Board of Directors' committees. All Directors are entitled to receive $850 per month as a fee for serving on the Board of Directors of both Wayne County National Bank and Wayne Bancorp, Inc., whether or not they attend the meeting of the Board of Directors for that particular month.

     Pursuant to the Wayne County National Bank Deferred Compensation Plan adopted July 1, 1993, the Directors are entitled to defer all or a portion of Director's fees earned by them in a calendar year. Such fees are converted into "units" at the then fair market value of a share of Wayne Bancorp, Inc. common stock. Such units are treated as "phantom" stock and entitle the holder to receive cash dividends on the units equivalent to that for shares of stock. Units are converted into cash and paid to a participant upon termination of the services of the Director to the entity.


                      BOARD OF DIRECTORS' COMMITTEES

     The membership on the Board of Directors' Committees for Wayne Bancorp, Inc. and Wayne County National Bank are identical.

Audit Committee: The Audit Committee was composed of Mrs. Gwenn
Bull,  and Messrs. Basford, Donahue, Hays, Kaesgen, and  Smith.
The Audit Committee met 9 times in 1995. The function of the Audit committee is to:

   1. Recommend the engagement of the independent auditors, review the fee arrangement and the scope of the audit

   2. Review reports by the internal auditor, the independent auditors, and the regulatory agencies;

   3. Take any action necessary to implement recommendations by the internal auditor, the independent auditor or the Comptroller of the Currency

   4. Conduct pre- and post-audit conferences with the independent auditor, Crowe, Chizek & Company; and

   5. Recommend any changes in audit procedures.

Nominating Committee: The Board of Directors acts as a committee of the whole to nominate stockholders to serve on the Board of Directors. This committee met one time in 1995 to nominate a stockholder to serve on the Board of Directors until the 1997 Annual Meeting. The committee will consider nominees recommended by stockholders. Any stockholder desiring to submit any such recommendation should send the name, age, biographical information, and additional information required pursuant to the Code of Regulations of Wayne Bancorp, Inc. (A copy of which may be obtained from the President) concerning a proposed nominee to the President of the Corporation at Southwest Public Square, P.O. Box 757, Wooster, Ohio 44691.

Compensation/Employee Benefit Committee: The
Compensation/Employee Benefit Committee was composed of Messrs. Basford, Benden, Donahue, Kaesgen, Smith, Taylor. This committee met three times in 1995. The function of this committee is to review and recommend personnel policies, general wage policies and fringe benefits. Please see the portion of this Proxy Statement entitled "EXECUTIVE COMPENSATION AND OTHER INFORMATION" for a discussion of the Committee's report on compensation issues.

THE FOLLOWING PERSONS ARE THE EXECUTIVE OFFICERS OF THE
CORPORATION



Name                        Age
-------------------      ---------
David L. Christopher        55       Chairman of the Board, President and CEO,
                                     Wayne Bancorp, Inc. and Chairman of the
                                     Board and CEO, Wayne County National Bank since 1990; President, Wayne Bancorp, Inc.
                                     and President and CEO, the Wayne County
                                     National Bank from 1987 to 1990; President,
                                     Wayne National Corporation since 1987.

David P. Boyle           32          Vice President and Chief Financial Officer,
                                     Wayne County National Bank since 1995. Vice
                                     President and Controller, Wayne County
                                     National Bank 1991-1995.  Assistant Vice
                                     President and Controller 1990-1991. Vice
                                     President, Wayne National Corporation
                                     since 1992.

F. Bill Damron           57          Senior Executive Vice President and Chief
                                     Loan Officer, Wayne County National Bank since 1987.

Stephen E. Kitchen       44          Executive Vice President and Senior Trust
                                     Officer, Wayne County National Bank
                                     since 1988.

Jimmy D. Vaughn          54          Executive Vice President, Operations and
                                     Data Processing, Wayne County National
                                     Bank since 1987.


                  EXECUTIVE COMPENSATION AND OTHER INFORMATION

Summary of Cash and Certain Other Compensation

     The following table provides certain summary information concerning compensation paid or accrued by the Corporation and its subsidiaries to or on behalf of the Corporation's Chief Executive Officer and other Executive Officers whose compensation exceeded $100,000 in 1995, for the fiscal years ended December 31, 1993, 1994, and 1995:


                                SUMMARY COMPENSATION TABLE

                      Annual Compensation        All Other Compensation
                     ----------------------      ----------------------

Name and                                               Other Annual
Principal Position        Year  Salary($)  Bonus($)   Compensation(2)   (3)
-----------------------------------------------------------------------------
David L. Christopher      1995  $166,185   $56,858       $3,608       $18,752
Chairman of the Board,
President and CEO,        1994   157,052    53,985        3,441        18,019
Wayne Bancorp, Inc. and
Wayne County National     1993   144,890     2,617        2,400        14,832
Bank

F. Bill Damron            1995  $ 95,866   $34,590                    $11,222
Vice President, Wayne
Bancorp, Inc., Senior     1994    89,582    32,816        1,204        11,164
Vice President and Chief
Loan Officer, Wayne       1993    83,950     1,575        4,063         8,926
County National Bank

Stephen E. Kitchen        1995  $ 75,002   $27,336                     $9,022
Executive Vice President
and Senior Trust          1994    71,119    26,132                      8,862
Officer Wayne County
National Bank             1993    67,483     1,413          966         8,009

Jimmy D. Vaughn           1995  $ 75,175   $27,382       $1,904        $9,278
Secretary and Treasurer,
Wayne Bancorp, Inc.       1994    70,593    25,878          932         8,862
Executive Vice President
Operations and Data       1993    66,714     1,407                      7,972
Processing, Wayne
County National Bank

(1) Profit Sharing bonus paid in cash and incentive compensation as explained herein.

(2) Comprised of reimbursement of 20 percent of the cost to purchase up to 500 shares of Wayne Bancorp, Inc. common stock and incentive under the trust referral program.

(3) Represents equal annual contributions to Profit Sharing and ESOP Plans of the Wayne County National Bank.


     Under rules established by the Securities and Exchange Commission (the "SEC"), the Corporation is required to provide certain data and information in regard to the compensation and benefits provided to the Corporation's Chairman and Chief Executive Officer and, if applicable, the four other most highly compensated executive officers, whose aggregate compensation exceeded $100,000 during the Corporation's fiscal year. The disclosure requirements, as applied to the Corporation, included the Corporation's President and Chief Executive Officer (the "CEO"), the Sr. Executive Vice President and Chief Loan Officer, Executive Vice President and Senior Trust Officer, and Executive Vice President and Operations Data Processing and include the use of tables and a report explaining the rationale and considerations that led to fundamental executive compensation decisions affecting these individuals. The Corporation is a holding company and owns one significant operating subsidiary, Wayne County National Bank. The Corporation has no direct employees. All disclosures contained in this Proxy Statement regarding executive compensation relate to the compensation paid by Wayne County National Bank. The Compensation Committee of the Corporation and Wayne County National Bank (which are identical) (the "Committee") has the responsibility of determining the compensation policy and practices and making recommendations to the full Board with respect to specific compensation of the CEO and other executive officers. At the direction of the Board of Directors, the Committee has prepared this report for inclusion in this Proxy Statement.


Compensation Philosophy

     This report reflects the Corporation's compensation philosophy as endorsed by the Board of Directors and the Committee and resulting actions taken by the Corporation for the reporting periods shown in the various compensation tables supporting this report. The Committee approves and recommends to the Board of Directors payment amounts and awards levels for executive officers of the Corporation and its subsidiaries.

     Essentially, the executive compensation program of the Corporation has been designed to:

      * Support a pay-for-performance policy that awards executive officers for corporate performance;

      * Motivate key senior officers to achieve strategic business initiatives and reward them for their achievement, and

      * Provide compensation opportunities which are comparable to those offered by other financial institutions,

        thus allowing the Corporation to compete for and retain talented executives who are critical to the Company's long-term success.

     At present, the executive compensation program is comprised of base salary and annual cash and stock incentive opportunities.

     Other than the base salary and participation in the Senior
Officer Incentive Compensation Plan for Messrs. Christopher,
Damron, Kitchen, and Vaughn discussed below, the additional benefits to which Messrs. Christopher, Damron, Kitchen, and Vaughn have been entitled are equivalent to that for all other employees and are determined in the discretion of the Board of Directors

Base Salaries

     On January 11, 1995, the Committee met to review and approve amendments to the compensation for all management.
David L. Christopher, President and Chief Executive Officer of the Corporation was present at the meeting to present his views in regard to management and other salaried and hourly employees, but was not present at the point-in-time that his compensation was discussed by the Committee. Compensation decisions are made after review of performance of executive officers in relation to the goals of the Company. At the meeting on January 11, 1995, the Committee proposed a base salary commencing February 1, 1995 for Mr. Christopher of $156,000 for Mr. Damron of $95,000, for Mr. Kitchen of $75,000, and for Mr. Vaughn of $75,000 which were approved by the Board of Directors. The salaries were a result of a review of the four specific surveys regarding peers of the Corporation and Wayne County National Bank including the following:

        1. Ohio Bankers Association survey reviewing all Ohio banks between $200 and $500 million in assets;

        2. Bank Administration Institute survey regarding all Ohio banks in Region 5 (the region of Wayne County National Bank);

        3. Bank Administration Institution survey regarding all Ohio banks; and

        4. A study prepared by Crowe, Chizek & Company (the
           Corporation's external auditors) reviewing all banks between $200 and $500 million in asset size.

     The Committee reviewed all five of these studies and blended the results to determine average compensation for various positions including that of President and Chief Executive Officer, Chief Loan Officer, Senior Trust Officer, and Head of Operations. The Committee then set a range of between 75 percent and 125 percent of the average in order to determine the salary for Mr. Christopher, Mr. Damron, Mr. Kitchen, and Mr. Vaughn. The base salaries determined for Mr. Christopher, Mr. Damron, Mr. Kitchen, and Mr. Vaughn represented 104, 118, 104 and 120 percent respectively of the average of the above-referenced surveys. The Compensation Committee believes such salaries are justified based upon the performance of the Company and the Bank relative to its peers.

     The survey results mentioned above are also utilized to set salaries for the other management, salaried and hourly employees of Wayne County National Bank.

     In addition to the base salaries described above, the executive officers of the Company participate in the Profit Sharing and ESOP Plans with all other salaried employees. The four named executive officers and five additional senior management persons of the Company and the Bank participate in the "Senior Office Incentive Compensation Plan." Under this plan, which was adopted in 1994, payments are made to such officers only if the net operating profit of the Bank exceeds 14% of total operating income. In determining the bonus to be paid, a sliding scale is used to determine the total bonus pool available and individual bonuses are calculated based upon the person's salary relative to the total of those participating in the plan. The aggregate amount paid under the plan in 1995 was approximately $220,000. The amounts received under the plan by the listed executive officers are included in the compensation table set forth above.

Submitted by the Compensation Committee

James O. Basford           Joseph R. Benden                Dennis B. Donahue

Dietrich Kaesgen           Jeffrey E. Smith                David E. Taylor

     The following represents a comparison of return on an investment in the Corporation, Standard and Poors 500 and a peer group composed of major regional banks and bank holding companies.


COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN* AMONG WAYNE
BANCORP, INC.,

S&P 500 INDEX AND S&P MAJOR REGIONAL BANK INDEX FOR FISCAL YEAR
ENDING DECEMBER 31


                       1990     1991     1992      1993     1994     1995
                   -------------------------------------------------------
Down Jones Regional    $100     $175     $234      $246     $237     $378
       Bank Index

S & P 500 Composite    $100     $130     $140      $155     $157     $215

Wayne Bancorp, Inc.    $100     $103     $140      $211     $238     $291



Assumes $100 invested on January 1, 1990 in Wayne Bancorp, Inc.
Common Stock, S&P 500 Index and S&P Major Regional Bank Index.

*Total Return Assumes Reinvestment of Dividends.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's officers and directors, and persons who own more than ten percent of a registered class of the Corporation's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Corporation with copies of all Section 16(a) forms they file.

     Based solely on a review of the copies of forms 3, 4 and 5, and amendments thereto furnished to the Corporation, or representations that no Form 5's were required, the Corporation believes that during 1995 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following affiliations exist between the Corporation and nominees or Directors;

        David L. Christopher is one of several partners in Wayco and Co., a partnership formed for the purpose of holding legal title, as a nominee, to securities designated by the Wayne
County National Bank with respect to the business of its Trust Department

        Mr. Christopher is President and Mr. Boyle is Vice President and Treasurer of Wayne National Corporation. Wayne National
Corporation is a wholly owned subsidiary of the Wayne County
National Bank. Wayne National Corporation is a 20 percent general partner in NB5 Financial Services. NB5 Financial
Services is engaged in leveraged lease financing, direct leasing, and other financial products.

        Mr. Frank M. Hays is a retired partner from, but still "of Counsel" to the law firm of Taggart, Cox, Hays, Zacour, and Lanham until December 31, 1996. The firm was paid $42,810 by Wayne County National Bank in 1995 for legal services. Taggart, Cox, Hays, Zacour, and Lanham have served as the Bank's legal counsel for many years and will be retained in that capacity during 1996. The Corporation believes the terms of all such transactions were as favorable as could have been obtained from unaffiliated parties.

     Some of the Directors, Officers, and greater than 5% stockholders of Wayne Bancorp, Inc., their immediate families and companies with which they are associated were customers of, and had banking transactions with, the Wayne County National
Bank in the ordinary course of the Bank's business from the beginning of fiscal year 1995 to present. All loans and commitments to loans included in such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and in the opinion of the management of the Bank do not involve more than a normal risk of collectibility or present other unfavorable features.

OTHER BUSINESS

     If any other business is brought before the meeting, your vote will be made by your Proxy or may be revoked by you prior to its exercise. Management at present knows of no other business to be presented.


PROPOSALS FOR 1997 MEETING

     A stockholder who desires to have a proposal printed in the 1997 Proxy Statement must submit that proposal no later than November 1, 1996. The proposal should be mailed to the Chairman of Wayne Bancorp, Inc., P.O. Box 757, Wooster, Ohio 44691.



                                         By Order of the Board of Directors



Dated: March 1, 1996                     Jimmy D. Vaughn, Secretary