Form 10-Q
period 1996-03-31
WAYNE BANCORP INC /OH/
filed 1996-05-14
CIK 788134

FORM 10-Q

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                       WASHINGTON, DC.   20549

                  Quarterly Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

For the Quarter Ended:     March 31, 1   COMMISSION FILE NUMBER 0-14612

                          WAYNE BANCORP, INC.

                                       34-1516142
(State or other Jurisdiction of       (IRS Employer
 incorporation or organization)        Identification Number)

     112 West Liberty Street, P.O. Box 757   Wooster, Ohio  44691


     Indicate by check mark whether the registrant (1) has filed all reports re section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceedin (or for such shorter period that the registrant was required to file such repor subject to such filing requirements for the past 90 days:


Yes__X__       No_____


Number of shares of Common Stock, Stated Value $1.00 per Share, issued and outs
            April 30, 1996:           1,874,283


ITEM 6:          Exhibits...................Exhibit 27 - Financial Data Schedul




                              INDEX

                             WAYNE BANCORP, INC.
                            FORM 10-Q

                   For the Quarter Ended March 31, 1996

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






PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS

                  CONSOLIDATED BALANCE SHEET  (UNAUDITED)
(In thousands of dollars)                                   March    December 3
                                                               19            19
                                                   ----------------------------
ASSETS
Cash and Due From Banks............................      $15,758       $16,015
Federal Funds Sold.................................            0         1,000
                                                   ----------------------------
                  Total Cash and Cash Equivalents..       15,758        17,015

Investment Securities Available-for-Sale  (Note 2).       94,374        94,325

Loans held for sale................................        4,989         8,539
Loans   (Note 3)...................................      203,914       204,321
                  Unearned Income..................         (731)         (749)
                  Allowance for Loan Losses........       (3,734)       (3,705)
                                                   ----------------------------
                  Net Loans........................      199,449       199,867

Premises and Equipment.............................        6,096         6,126
Investment in Affiliate............................          152           152
Other Assets.......................................        5,806         4,903
                                                   ----------------------------
TOTAL ASSETS.......................................     $326,624      $330,927
                                                   ============================
LIABILITIES
Deposits
     Interest Bearing..............................     $229,032      $232,512
     Non-Interest Bearing..........................       37,083        42,235
                                                   ----------------------------
                  Total Deposits...................      266,115       274,747

Federal Funds Purchased............................        3,100             0
Securities Sold Under Agreements to Re.............       16,412        15,662
Other Liabilities..................................        2,588         2,581
                                                   ----------------------------
                  Total Liabilities................      288,215       292,990

SHAREHOLDERS' EQUITY
Common Stock, Stated Value $1......................        1,874         1,874
  Shares Authorized 5,400,000
  Shares outstanding - 1,874,284 in 1996 and 1,874,284 in 1995
Paid In Capital....................................        8,023         7,999
Retained Earnings..................................       28,303        27,368
Treasury Stock.....................................           (5)         (134)
Unrealized gain on Securities Availabl.............          214           830
                                                   ----------------------------
                  Total Shareholders' Equity.......       38,409        37,937
                                                   ----------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.........     $326,624      $330,927
                                                   ============================

See Notes to Consolidated Financial Statements

                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                 Three Months E
                                                                             Ma

                                                   ----------------------------
INTEREST INCOME:

Interest and Fees on Loans.........................       $4,871        $4,525
Interest and Dividends on Securities:
     Taxable.......................................        1,096           893
     Nontaxable....................................          281           328
Other Interest Income..............................           39            11
                                                   ----------------------------
                  Total Interest Incom.............        6,287         5,757

INTEREST EXPENSE:

Interest on Deposits...............................        2,367         2,134
Interest on Repurchase Agreements..................          179           117
Interest on Other Borrowings.......................            8            54
                                                   ----------------------------
                  Total Interest Expen.............        2,554         2,305

NET INTEREST INCOME................................        3,733         3,452
Provision for Loan Losses..........................           45            30
                                                   ----------------------------
NET INTEREST INCOME AFTER PROVISION
                  FOR LOAN LOSSES..................        3,688         3,422

OTHER INCOME:

Service Charges on Deposits........................          317           300
Income from Fiduciary Activities...................          225           205
Other Non-Interest Income..........................          164           154
Gain on Sale of Loans..............................           11             0
Gain (Loss) on Sale of Securities..................            0           (12)
                                                   ----------------------------
                  Total Other Income...............          717           647

OTHER EXPENSES:

Salaries and Employee Benefits.....................        1,249         1,159
Occupancy and Equipment............................          288           280
Other Non-Interest Expenses........................        1,011         1,095
                                                   ----------------------------
                  Total Other Expenses.............        2,548         2,534

INCOME BEFORE INCOME TAX EXPENSE...................        1,857         1,535

INCOME TAX EXPENSE.................................          566           436
                                                   ----------------------------
NET INCOME.........................................       $1,291        $1,099
                                                   ============================

NET INCOME PER SHARE (note 4)                              $0.69         $0.59
DIVIDENDS PER SHARE (note 4)                               $0.19         $0.17

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                      Three Months Ended
                                                           March 31,
                                                        1996         1995
- -------------------------------------------------------------------------------
OPERATING ACTIVITIES

Net Income.........................................       $1,291        $1,099
Adjustments to reconcile net income to net cash
   provided by operating activities:
       Provision for Loan Losses...................           45            30
       Depreciation and Amortization...............          186           187
       Amortization of Investment Security
         premiums and discounts....................           90           170
       Increase in interest receivable.............         (349)          (78)
      (Decrease) Increase  in interest.............         (115)          129
       Other, (net)................................          785          (803)
                                                   ----------------------------
Net Cash Provided  (Used) by Operating.............        1,933           734

INVESTING ACTIVITIES

Purchase of securities Held-to-Maturity..........................         (913)
Proceeds from sale of securities Held-to-Maturity  (Note 2)......        8,090
Proceeds from matured securities Held-to-Maturity................        4,155
Purchase of Available for Sale Securities..........      (16,516)            8
Proceeds from matured securities Available-for-Sale       15,446
Proceeds from sale of securities Available-for-Sale..............        1,003
Net increase in loans and leases...................       (5,680)       (4,623)
Proceeds from sale of loans........................        8,539
Purchase of premises and equipment.................          (96)         (101)
                                                   ----------------------------
Net cash provided (used) by investing activities...        1,693         7,619

FINANCING ACTIVITIES

Net decrease in deposits...........................       (9,280)       (4,781)
Net increase (decrease) in short term borrowings...        4,499        (4,769)
Cash dividends.....................................         (356)         (318)
Cash dividends reinvested..........................           59            49
Issuance of common stock...........................          195             9
                                                   ----------------------------
Net cash (used) by financing activities............       (4,883)       (9,810)

Decrease in cash and cash equivalents..............       (1,257)       (1,457)
Cash and cash equivalents at beginning of period...       17,015        17,091
                                                   ----------------------------
Cash and cash equivalents at end of period.........      $15,758       $15,634
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


2.  Investment Securities:

     Securities are classified into held-to-maturity and available-for-sale cat The held-to-maturity securities are those which the Company has the positi intent and ability to hold to maturity, and are reported at amortized cost Available-for-sale securities are those which the Company may decide to sell if needed for liquidity, asset-liability management, or other reasons Available-for-sale securities are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax.

     Realized gains or losses are determined based on the amortized cost of the specific security sold.

     On December 1, 1995, the Company transfered securities with an amortized c $45.65 million previously classified as held-to-maturity to available for unrealized gain on the securities transfered totaled $653 thousand. This accordance with the Financial Accounting Standards Board ruling allowing a reclassification of securities. On December 1, 1995 the Company's equity approximately $431 thousand as a result of this transfer.

     During the three months ended March 31, 1995, the proceeds from sales of available-for-sale securities were $1,002,531 with gross realized losses o included in earnings. Proceeds from the sale of held-to-maturity securiti maturity date was within 90 days of the sale date amounted to $8.1 million realized gains of $1 thousand and losses of $ 12 thousand included in ea No securities were sold during the three months ended March 31, 1996.

     Summary of Amortized Cost and Fair Values of Securities:

     Securities Available for Sale
                                            March 31, 1996
                          Amortized   Gross UnrealiGross UnrealizFair
                          Cost        Gains        Losses        Value
                          -----------------------------------------------------
U.S. Treasury.............    $23,886         $169          ($87)      $23,968
Federal Agency Obligations     20,177          105          (156)       20,126
Federal Agency Pools......     18,446          130          (157)       18,419
Obligations of states and
  political subdivisions..     20,475          404           (75)       20,804
Other securities..........     11,065           36           (44)       11,057
                          -----------------------------------------------------
                              $94,049         $844         ($519)      $94,374
                          =====================================================

     Securities Available for Sale        December 31, 1995

                          Amortized   Gross UnrealiGross UnrealizFair
                          Cost        Gains        Losses        Value
                          -----------------------------------------------------
U.S. Treasury.............    $21,848         $339          ($10)      $22,177
Federal Agency Obligations     20,738          229           (23)       20,944
Federal Agency Pools......     13,816          181           (42)       13,955
Obligations of states and
  political subdivisions..     20,612          536           (22)       21,126
Other securities..........     16,056           91           (24)       16,123
                          -----------------------------------------------------
                              $93,070       $1,376         ($121)      $94,325
                          =====================================================


3.   Loans:
     Loans are comprised of the following:


                                        March 31,   December 31,
                                          1996          1995
                                      ---------------------------
Commercial loans......................     $85,266       $81,740
Real Estate loans.....................      70,830        70,760
Installment loans.....................      38,417        36,954
Lease Financing.......................       3,455         3,435
Credit Card Loans.....................                     5,472
Home Equity loans.....................       5,946         5,934
Other loans...........................                        26
                                      ---------------------------
                  Total...............    $203,914      $204,321
                                      ===========================


4.   Per Share Data:
     Per share data is calculated based on 1,874,022 average common shares outstanding for 1996 and 1,871,349 for 1995. All per share data has been adjusted to reflect stock splits and dividends where applicable.

ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION  AND RESULTS OF OPERATIONS:


Liquidity_And_Interest_Rate_Sensitivity__

        The main objectives of asset/liability management are to provide adequate liquidity and to minimize interest rate risk. Liquidity is the ability to meet cash flow needs, which in the banking industry, refers to the Company's ability to fund customer borrowing needs as well as deposit withdrawals. The Company's primary source of liquidity is the daily Federal Funds Sold and Investment Securities, in particular, the investments with shorter maturities and those identified as available for sale. At March 31, 1996, the amount of Fed Funds Sold and Investments available for sale or maturing within the next three months was $94 million. In addition, other assets such as Cash and Due From Banks and maturing loans also provide additional sources of liquidity. The Company continues to keep a balance between short and long-term investments and securities available for sale that will provide adequate liquidity and at the same time maximize earnings. Based on the Company's capital position, profitability and reputation, the available liquidity sources are considered adequate to meet the current and projected needs of the Company.

        Interest rate risk and rate sensitivity is measured by an analysis of the Company's "GAP". GAP is the difference between the volume of assets and liabilities that will mature or reprice within a specific time frame. At March 31, 1996, the Company had a GAP position of - 5.45% of total assets for a one year period. This negative GAP is a result of the Company extending maturities on investment securities and fixing rates on certain commercial loans for up to three years. The liability sensitive position will benefit Company the in a falling or stable interest rate environment. A positive GAP will benefit the Company in a rising rate environment.


Capital__

        The Company's capital adequacy is a primary concern in our industry today and is measured by several key ratios. A long standing measure of capital adequacy is the percentage of shareholders' equity to total assets. At March 31, 1996 the Company's equity-to-asset ratio adjusted by the impact of FAS
#115 was 11.4% compared to 11.2% at December 31, 1995.
Regulators of the banking industry focus primarily on two other measurements of capital - the risk based capital ratio and the leverage ratio. The risk based capital ratio consists of a numerator of allowable capital components and a denominator of an accumulation of risk weighted assets. With a significant portion of the Company's investment securities portfolio in government related low risk categories and a fair amount of the loan portfolio in one to four family mortgage loans with a 50% risk assessment, the risk based capital ratio is 18.5% at March 31, 1996 and 18.1% at December 31, 1995.

        The regulators require a minimum leverage capital ratio above 3%. They will expect most banks to maintain leverage ratios in the 4-5% range. The leverage ratio is calculated as equity capital less certain intangible assets divided by total assets less the same intangible assets. At March 31, 1996 and December 31,
1995 the ratios were 11.4% and 11.1% respectively.



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



Financial_Condition__

        The total assets of the Company decreased by $4.3 million or
1.3% from December 31, 1995 to March 31, 1996.  The decrease was due to temporary funds deposited by retail customers at December 31,
1995 and withdrawn by March 31, 1996.   Total loans decreased $4.0
million for the first quarter. This decrease includes the sale of $8.5 million of 1-4 family real estate loans. Without the sale of these loans, the loan portfolio would have increased approximately $4.6 million with continued strong demand for commercial and consumer loans.
Leasing operations began a rebound from what was several years of net decline in outstanding lease financing. In the next six to nine months, it is expected that the interest rate environment will experience a slight increase, and the general economic conditions could weaken, which could slow the demand for loans.

     On April 17, 1996 the Company's Board of Directors approved the sale of the Bank's credit card portfolio. Management stated numerous reasons for the request, including profitability, credit risk and competition. The sal is expected to close near the end of the second quarter or early in the third quarter of 1996. The preliminary agreement shows a premium level between 18-20 percent of the portfolio, giving a range of $900 thousand to $1 million p tax gain on this sale. On a per share, after tax basis, this gain would be bet $.32 and $.35 per share. The Bank will continue to issue a "proprietary" credi with the Bank's name and logo. The receivables will be carried by the purchasing company.

        Total investments and fed funds solddeclined by $1 million in the first quarter of 1996. This decline is due primarily to the rise in the interest rate environment which caused an overall decline in the market value of the portfolio. Since the Company has 100% of the investment portfolio classified as available-for-sale, fluctuations of this nature are to be expected and are not considered material.

        Total deposits declined by $8.6 million, including a $5.2 million decline in non-interest bearing deposits. The Company has this experience each year in the first quarter where mostly corporate customers draw their funds out that were on deposit at year end. The certificates of deposits, which had been declining steadily for the past two years due to the decline in interest rates have since began to grow at an approximate 3% pace. This growth is coming at the expense of the short term more liquid demand type deposit accounts. The experience in the first quarter is that these deposits are being rolled over into higher paying certificates of deposit from interest bearing demand and savings type accounts, as the Bank's customers have become more comfortable with the current interest rate environment. Management feels that this trend will continue throughout 1996.


Results_of_Operations__

        Net income was $1,291,000 for the first three months of 1996 compared to $1,099,300 for the same period in 1995. Earnings per share for the three months ended March 31, 1996 and 1995 were $.69 and $.59 per share respectively. Dividends were $.19 per share in the first quarter 1996 and $.17 per share for the first quarter 1995.

        Total interest income for the first three months increased
$530 thousand or 9.2% compared to the previous year. The increase is due primarily to the increase earning assets, and the increased yield in the investment portfolio. The increase in the investment portfolio yield is a result of maturities in the portfolio of bonds that were purchased during the low point in the interest rate cycle in 1993. These bonds have yields in the 4% range and are being replaced with bonds yielding nearly 6%.

     Total earning assets were $303 and $285 million at March 31, 1996 and 1995. The increase in earning assets is due to the growth in the loan portfolio of $15.1 million offset by by the sale of $8.5 million of fixed rate 1-4 family real estate loans. Had these loans not been sold, the earning assets would be approximately $312 million at March 31, 1996. The weighted interest earned on those assets were 8.30% and 7.47% respectively. This increase in the weighted rate on earnings assets is due to the increasing interest rate environment and the repricing of assets, particularly the investment portfolio.

        Total interest paying liabilities at March 31, 1996 and 1995 were $248. and $228.4 million respectively. The weighted interest rate paid for these deposit has risen from 3.71% at March 31, 1995 to to 4.11% at March 31, 1996.

        The net effect of the changes in interest earning assets and interest paying liabilities, combined with the repricing that has occurred since march 31, 1995 is an increase in net interest income of $281 thousand or 8.1%.

        Total other income increased $70 thousand for the three months ended March 31, 1996 compared to 1995. The primary reason for this is increases in service charges, income from the Trust and Investment Services Department
and other miscellaneous income.   In addition, 1995 showed $12 thousand of
securities losses versus no gains or losses in 1996.

        Total other expenses have increased $14 thousand for the three months ended March 31, 1996 compared with the same period in 1995. The largest part of this increase is in the salaries and employee benefits area. The Company is in a highly competitive market for lower cost labor, and felt it necessary to maintain the base wages higher in order to retain the current staff. In addition to the cost of labor, over half of the increase in this area is due to increased cost of health benefits for the staff. This is an item that is expected to continue through the third quarter of 1996. Management will be evaluating the current plan and reviewing alternatives to that plan beginning in the third quarter.

The other non-interest expenses declined $84 thousand for this three month period. The primary reason for the decline is a reduction in the FDIC insurance premiums. The FDIC has reduced the insurance premiums of highly capitalized, good performing banks to zero.  This has resulted in
a savings of $146 thousand for the first quarter of 1996.   The Company
does pay deposit insurance premiums on the SAIF portion of the deposits which were acquired in 1991 from the RTC. This cost is expected to be approximately $20 thousand per quarter.

There is discussion in the Congress of merging the BIF with the Savings Association Insurance Fund (SAIF), which is under funded.
If the BIF and SAIF were to merge, banks could see an increase in the deposit insurance premiums, and based on current proposals being considered by congress,the Bank could have to pay a one time assessment on the SAIF deposits of as much as $250 thousand.

        The effect of the increases in total income, offset by a $15 thousand increase in the provision for loan losses and by the increase in interest expense and increase in the total other expeses is an increase in the profit prior to taxes of $322 thousand or 21%. Based on this increase in profit before taxes and a decrease in the non-taxable investment income, the expense for Federal Income Taxes increased $130 thousand or 30%.
Net income for the first quarter of 1996 was $1.3 million representing an increase of $192 thousand or 17.5% over the same period in 1995.




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

                                NONE

        ITEM 3 - Defaults upon senior securities:

                                NONE

        ITEM 4 - Submission of matters to a vote of securities holders:

            (a)  Annual Meeting of Shareholders March 28, 1996.



            (b)  The following directors were elected:

     James O. Basf********FOR                1,678 ABSTAIN

     Joseph R. Ben********FOR                9,131 ABSTAIN

     David E. Tayl********FOR                4,221 ABSTAIN



            The following are the directors who were not up for election and wh term continued after the Annual Meeting:

                  Harold Freedlander  Gwenn E. Bull

                  Frank M. Hays       David L. Christopher

                  Dietrich Kaesgen    Dennis B. Donahue

                  Bala Venkataraman   Jeffrey E. Smith



           (d)   None



        ITEM 5 - Other information:

                                NONE

        ITEM 6 - Exhibits and reports on Form 8-K:

                                NONE





______________________SIGNATURES______________________________

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                                ___Wayne_Bancorp,_Inc.__

                                                        (Registrant)



Date ____May_10,_1996____       ____________________________

                                        David L. Christopher,

                                        Chairman, President & CEO



Date ____May_10,_1996____       ____________________________

                                        David P. Boyle, CPA

                                        Senior Vice President and  Chief Financ

                                        Wayne County National Bank









































- -11-