Form 10-Q
period 1996-06-30
WAYNE BANCORP INC /OH/
filed 1996-08-06
CIK 788134

FORM 10-Q
                          UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON,  DC  20549

                          Quarterly Report Under Section 13 or 15d
                           of the Securities Exchange Act of 1934

For the Quarter Ended:     June 30, 1996          COMMISSION FILE NUMBER 0-14612

                                    Wayne Bancorp, Inc.

                          Ohio                     34-1516142
(State or other Jurisdiction of                    (IRS Employer
 incorporation or organization)                     Identification Number)

     112 West Liberty Street, P.O. Box 757   Wooster, Ohio  44691

    Registrant's telephone number, including area code  (330) 264-1222


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes__X__       No_____


Number of shares of Common Stock, Stated Value $1.00 per Share, issued and
outstanding at July 31, 1996:    3,748,340







                                           INDEX

                                     WAYNE BANCORP, INC.
                                         FORM 10-Q

                           For the Quarter Ended June 30, 1996

PART I.    FINANCIAL INFORMATION                                        PAGE NO.

Item 1.   Financial Statements

                    Consolidated Balance Sheet.......................      1

                    Consolidated Statement of Income.................      2

                    Consolidated Statement of Cash Flows.............      3

                    Notes to Consolidated Financial Statements.......     4,5


Item  2.   Management's discussion and analysis of financial
           condition and results of operations....................       6 - 9


PART II.   OTHER INFORMATION.......................................        10

SIGNATURES.........................................................        11






PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET  (UNAUDITED)  (In Thousands)
                                                      June 30, December 31,
                                                         1996        1995
                                                   ------------------------
ASSETS
Cash and Due From Banks............................    $15,011     $16,015
Federal Funds Sold.................................          0       1,000
                                                   ------------------------
     Total Cash and Cash Equivalents........            15,011      17,015

Securities Available-for-Sale  (Note 2)............     96,325      94,325

Loans Held For Sale................................      5,023       8,539
Loans   (Note 3)...................................    210,106     204,321
                          Unearned Income..........       (183)       (749)
                          Allowance for Loan Losses     (3,778)     (3,705)
                                                   ------------------------
     Net Loans..............................           206,145     199,867

Premises and Equipment.............................      6,163       6,126
Investment in Affiliates...........................        152         152
Other Assets.......................................      5,415       4,903
                                                   ------------------------
TOTAL ASSETS.......................................   $334,234    $330,927
                                                   ========================
LIABILITIES
Deposits
     Interest Bearing..............................   $231,848    $232,512
     Non-Interest Bearing..........................     39,345      42,235
                                                   ------------------------
     Total Deposits.........................           271,193     274,747

Federal Funds Purchased............................      5,220           0
Securities Sold Under Agreements to Repurchase.....     16,693      15,662
Other Liabilities..................................      2,248       2,581
                                                   ------------------------
     Total Liabilities......................           295,354     292,990

SHAREHOLDERS' EQUITY
Common Stock, Stated Value $1......................      3,749       1,874
  Shares Authorized 5,400,000
  Shares Issued - 3,748,340 in 1996 and 1,874,284 in 1995
 Shares Outstanding - 3,745,307 in 1996 and 1,870,681 in 1995
Paid In Capital....................................      8,023       7,999
Retained Earnings..................................     27,281      27,368
Treasury Stock.....................................        (83)       (134)
Unrealized Gain/(Loss) on Securities Available-for-        (90)        830
                                                   ------------------------
     Total Shareholders' Equity.............            38,880      37,937
                                                   ------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.........   $334,234    $330,927
                                                   ========================

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)   (In Thousands)

                                          Three Months Ended    Six Months Ended
                                                June 30,            June 30,
                                            1996       1995      1996     1995
                                       -----------------------------------------
INTEREST INCOME:

Interest and Fees on Loans.............     $4,827    $4,721    $9,698    $9,245
Interest and Dividends on Securities:
     Taxable...........................      1,159       882     2,255     1,775
     Nontaxable........................        275       314       556       642
Other Interest Income..................         18        65        57        77
                                       -----------------------------------------
Total Interest Income..................      6,279     5,982    12,566    11,739

INTEREST EXPENSE:

Interest on Deposits...................      2,427     2,299     4,794     4,434
Interest on Repurchase Agreements......        196       142       375       259
Interest on Other Borrowings...........         19         2        27        55
                                       -----------------------------------------
Total Interest Expense.................      2,642     2,443     5,196     4,748

NET INTEREST INCOME....................      3,637     3,539     7,370     6,991
Provision for Loan Losses..............         45        30        90        60
                                       -----------------------------------------
NET INTEREST INCOME AFTER                    3,592     3,509     7,280     6,931
   PROVISION FOR LOAN LOSSES...

OTHER INCOME:

Service Charges and Fees...............        329       313       646       612
Income from Fiduciary Activities.......        225       203       450       408
Other Non-Interest Income..............        172       129       347       283
Gain (Loss) on Sale of Securities......         (1)        0        (1)     (12)
                                       -----------------------------------------
Total Other Income.....................        725       645     1,442     1,291

OTHER EXPENSES:

Salaries and Employee Benefits.........      1,299     1,211     2,548     2,370
Occupancy and Equipment................        260       270       548       548
Other Operating Expenses...............      1,024     1,094     2,035     2,191
                                       -----------------------------------------
Total Other Expenses...................      2,583     2,575     5,131     5,109

INCOME BEFORE INCOME TAX EXPENSE.......      1,734     1,579     3,591     3,113

INCOME TAX EXPENSE.....................        526       459     1,092       894
                                       -----------------------------------------
NET INCOME.............................     $1,208    $1,120    $2,499    $2,219


NET INCOME PER SHARE (note 4)                $0.32     $0.30     $0.67     $0.59
DIVIDENDS PER SHARE (note 4)                 $0.10     $0.09     $0.19     $0.17


See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)  (In Thousands)

                                                        Six Months Ended
                                                           June 30,
                                                        1996        1995
- ---------------------------------------------------------------------------
OPERATING ACTIVITIES

Net Income.........................................     $2,499      $2,219
Adjustments to reconcile net income to net cash
   provided by operating activities:
       Provision for Loan Losses..............              90          60
       Depreciation and Amortization.........              370         378
       Amortization of Investment Security
         premiums and discounts....................        187         305
       Decrease in interest receivable.............        101         163
       Increase (Decrease) in interest payable.....        (10)        229
       Other, (net)..............................         (842)       (635)
                                                   ------------------------
Net Cash Provided by Operating Activities                2,395       2,719

INVESTING ACTIVITIES

Purchase of Securities Held-to-Maturity............          0      (3,176)
Proceeds from matured Investment Securities
   Held-to-Maturity................................          0      17,562
Purchase of Investment Securities Available-for-Sal    (25,061)     (2,996)
Proceeds from matured Investment Securities
   Available-for-Sale..............................     19,491
Proceeds from sale of Investment Securities
   Available-for-Sale..............................      1,992       1,003
Proceeds from sales of loans.......................      8,539
Net increase in loans and leases.................      (11,346)    (10,134)
Purchase of premises and equipment.................       (289)       (169)
                                                   ------------------------
Net cash used by investing activities.....              (6,674)      2,090

FINANCING ACTIVITIES

Net decrease in deposits.................               (3,554)        (62)
Net increase in short term borrowings..............      6,251      (3,823)
Cash dividends.................................           (593)       (637)
Cash dividends reinvested..........................        119          95
Issuance of common stock.......................              1           3
Purchase of Treasury Stock.........................       (203)        (52)
Sale of Treasury Stock.............................        254          16
                                                   ------------------------
Net cash used by financing activities..............      2,275      (4,460)

Decrease in cash and cash equivalents..............     (2,004)        349
Cash and cash equivalents at beginning of period...     17,015      17,091
                                                   ------------------------
Cash and cash equivalents at end of period.........    $15,011     $17,440
                                                   ========================


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

     On December 1, 1995, the Company transfered securities with an amortized cost of $45.65 million previously classified as held-to-maturity to available for sale. The unrealized gain on the securities transfered totaled $653 thousand. This was done in accordance with the Financial Accounting Standards Board ruling allowing a one time reclassification of securities. On December 1, 1995 the Company's equity increase of approximately $431 thousand as a result of this transfer.

     During the six months ended June 30, 1996, the proceeds from sales of available-for-sale securities were $1,992,187 with gross realized losses of $4 thousand and gross realized gains of $3 thousand included in earnings. During the six months ended June 30, 1995 proceeds from the sale of available-for-sale securities were $1,002,531, with gross realized losses of $1 thousand. Proceeds from the sale of held-to-maturity securities who's maturity date was within 90 days of the sale date amounted to $8.1 million with realized gains of $1 thousand and losses of $12 thousand included in earnings.

     Summary of Amortized Cost and Fair Values of Securities:

     Securities Available for Sale
                                                     June 30, 1996
                                                  Gross        Gross
                                    Amortized  Unrealized   Unrealized    Fair
                                      Cost        Gains       Losses      Value
                                    -------------------------------------------
U.S. Treasury.................       $24,931        $102       ($142)    $24,891
Federal Agency Obligations....        19,937          63        (222)     19,778
Federal Agency Pools..........        20,483         106        (265)     20,324
Obligations of states and
political subdivisions........        20,790         351         (96)     21,045
Other securities..............        10,320          23         (56)     10,287
                                    --------------------------------------------
                                     $96,461        $645       ($781)    $96,325
                                    ============================================

     Securities Available for Sale                December 31, 1995
                                                 Gross          Gross
                                    Amortized Unrealized    Unrealized  Fair
                                      Cost        Gains       Losses    Value
                                    --------------------------------------------
U.S. Treasury.................       $21,848        $339        ($10)    $22,177
Federal Agency Obligations....        20,738         229         (23)     20,944
Federal Agency Pools..........        13,816         181         (42)     13,955
Obligations of states and
  political subdivisions......        20,612         536         (22)     21,126
Other securities..............        16,056          91         (24)     16,123
                                    --------------------------------------------
                                     $93,070      $1,376       ($121)    $94,325
                                    ============================================


3.   Loans:
     Loans are comprised of the following:


                                                     June 30,   December 31,
                                                       1996        1995
                                                   ------------------------
Commercial loans...................................    $87,755     $81,740
Real Estate loans..................................     74,435      70,760
Installment loans..................................     38,737      36,954
Lease Financing....................................      2,958       3,435
Credit Card Loans..................................                  5,472
Home Equity loans..................................      6,221       5,934
Other loans........................................                     26
                                                   ------------------------
                          Total....................   $210,106    $204,321
                                                   ========================


4.   Per Share Data:
     Per share data is calculated based on 3,747,751 average common shares outstanding for 1996 and 3,742,698 for 1995. All per share data has been adjusted to reflect stock splits and dividends where applicable.

        WAYNE BANCORP, INC. AND SUBSIDIARIES

        UNAUDITED CONSOLIDATED STATEMENT OF CONDITION

_________________________________________________________________

ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION

          AND RESULTS OF OPERATIONS

- -----------------------------------------------------------------



Liquidity_And_Interest_Rate_Sensitivity__

        The main objectives of asset/liability management are to provide adequate liquidity and to minimize interest rate risk.
Liquidity is the ability to meet cash flow needs, which in the banking industry, refers to the Company's ability to fund customer borrowing needs as well as deposit withdrawals. The
Company's primary source of liquidity is the daily Federal Funds
Sold and Investment Securities, in particular, the investments with shorter maturities and those identified as available for sale. At June 30, 1996, the amount of Fed Funds Sold and
Investments available for sale or maturing within the next three months was $96 million. In addition, other assets such as Cash and Due From Banks and maturing loans and loans held for sale also provide additional sources of liquidity. The Company continues to keep a balance between short and long-term investments and securities available for sale that will provide adequate liquidity and at the same time maximize earnings. Based on the Company's capital position, profitability and reputation, the available liquidity sources are considered adequate to meet the current and projected needs of the Company.

        Interest rate risk and rate sensitivity is measured by an analysis of the Company's "GAP". GAP is the difference between the volume of assets and liabilities that will mature or reprice within a specific time frame. At June 30, 1996, the Company had an adjusted GAP position of - 3.66% of total assets for a one year period. This negative GAP is a result of the Company extending maturities on investment securities and fixing rates on certain commercial loans for up to three years. The liability sensitive position will benefit the Company in a falling or stable interest rate environment. A positive GAP will benefit the Company in a rising rate environment.


Capital__

        The Company's capital adequacy is a primary concern in our industry today and is measured by several key ratios. A long standing measure of capital adequacy is the percentage of shareholders' equity to total assets. At June 30, 1996 the Company's equity-to-asset ratio adjusted by the impact of FAS
#115 was 11.7% compared to 11.2% at December 31, 1995.
Regulators of the banking industry focus primarily on two other measurements of capital - the risk based capital ratio and the leverage ratio. The risk based capital ratio consists of a numerator of allowable capital components and a denominator of an accumulation of risk weighted assets. With a significant portion of the Company's investment securities portfolio in government related low risk categories and a fair amount of the loan portfolio in one to four family mortgage loans with a 50% risk assessment, the risk based capital ratio is 18.2% at June
30, 1996 and 18.1% at December 31, 1995, well above the regulatory minimum of 8.0%.

        The regulators require a minimum leverage capital ratio above 3%. They will expect most banks to maintain leverage ratios in the 4-5% range. The leverage ratio is calculated as equity capital less certain intangible assets divided by total assets less the same intangible assets. At June 30, 1996 and December 31,
1995 the ratios were 11.4% and 11.1% respectively.

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



Financial_Condition__

        The total assets of the Company increased by $3.3 million or 1.0% from December 31, 1995 to June 30, 1996. The increase was due to temporary increases in short term borrowed funds used for funding growth in the loan portfolio. Net loans, including loans held for sale increased $2.8 million for the first six months of 1996. This increase includes the net effect of the sale of $8.5 million of 1-4 family real estate loans.
Had these loans not been sold, the loan portfolio would show an increase of $11.3 million. Leasing operations began a rebound from what was several years of net decline in outstanding lease financing. In the next six to nine months, it is expected that the interest rate environment will experience a slight increase, and the general economic conditions could weaken, which could slow the demand for loans.




     On April 17, 1996 the Company's Board of Directors approved the sale of the Bank's credit card portfolio. Management stated numerous reasons for the request, including profitability, credit risk and competition. The sale is expected to close near the end of the third quarter or early in the fourth quarter of 1996. The preliminary agreement shows a premium level between 18-20 percent of the portfolio, giving a range of $900 thousand to $1 million pre-tax gain on this sale. On a per share, after tax basis, this gain would be between $.16 and $.18 per share. The Bank will continue to issue a "proprietary" credit card with the Bank's name and logo. The receivables will be carried by the purchasing company.

        Total deposits declined by $3.6 million, including a $2.9 million decline in non-interest bearing deposits. The Company has this experience each year in the first six months where mostly corporate customers draw their funds out that were on deposit at year end. The certificates of deposits, which had been declining steadily for the past two years due to the decline in interest rates have since began to grow at an approximate 3% pace. This growth is coming at the expense of the short term more liquid demand type deposit accounts. The experience in the first half of the year is that these deposits are being rolled over into higher paying certificates of deposit from interest bearing demand and savings type accounts, as the Bank's customers have become more comfortable with the current interest rate environment. Management feels that this trend will continue throughout 1996.

     Fed funds purchased and securities sold under agreements to repurchase increased a total of $6.2 million from December 31, 1995. This increase is due to the Bank needing funds for loan growth and deposit outflows. This is a short term situation, and since the end of the second quarter, the Bank has repaid these overnight borrowed funds and has been selling excess funds.


Results_of_Operations__

        Net income was $2,499,000 for the first six months of 1996 compared to $2,219,000 for the same period in 1995. Net income increased $88 thousand to $1,208 for the three months ended June 30, 1996 compared to the same period in 1995.

     Earnings per share for the six months ended June 30, 1996 and 1995 were $.67 and $.59 per share respectively. Earnings per share for the three months ended June 30, 1996 and 1995 were $.32 and $.30 respectively. Dividends were $.19 per share for the first six months of 1996 and $.17 per share for the first six months of 1995. All per share numbers have been adjusted for a 2-for-1 stock split effective June 30, 1996.

        Total interest income for the first six months increased $827 thousand or 7.0% compared to the previous year. Total interest income increased $297 thousand or 5.0% during the three months ended June 30, 1996 compared to the similar period in 1995. The increase is due due primarily to the increase earning assets, and the increased yield in the investment portfolio. The increase in the investment portfolio yield is a result of maturities in the portfolio of bonds that were purchased during the low point in the interest rate cycle in 1993. These bonds have yields in the 4% range and are being replaced with bonds yielding nearly 6%.

     Total earning assets were $311 and $290 million at June 30, 1996 and 1995. The increase in earning assets is due to the growth in the loan portfolio of $16.2 million offset by by the sale of $8.5 million of fixed rate 1-4 family real estate loans. Had these loans not been sold, the earning assets would be approximately $320 million at June 30, 1996.
The weighted interest earned on those assets were 8.10% for both periods. This level weighted rate on earnings assets is due to the slightly falling interest rate environment and the repricing of assets, particularly the investment portfolio.

        Total interest paying liabilities at June 30, 1996 and 1995 were $254 million and $230 million respectively. The weighted interest rate paid for these deposit has fallen from 4.13% at June 30, 1995 to to 4.09% at June 30, 1996.

        The net effect of the changes in interest earning assets and interest paying liabilities, combined with the repricing that has occurred since June 30, 1995 is an increase in net interest income of $379 thousand or 5.4%.

        Total other income increased $80 thousand for the three months ended June 30, 1996 compared to 1995 and $151 thousand for the six months ended June 30, 1996 compared to 1995. The primary reason for this is increases in service charges, income from the Trust and Investment Services Department and other miscellaneous income.


        Total other expenses have increased $8 thousand for the three month period and $22 thousand for the six months ended
June 30,  1996 compared with the same period in 1995.
The largest part of this increase is in the salaries and employee benefits area. The Company is in a highly competitive market for lower cost labor, and felt it necessary to maintain the base wages higher in order to retain the current staff. In addition to the cost of labor, over half of the increase in this area is due to increased cost of health benefits for the staff. This is an item that is expected to continue through 1996. Management will be evaluating the current plan and reviewing alternatives to that plan beginning in the third quarter.

The other non-interest expenses declined $70 thousand for the three months ended June 30, 1996 compared to 1995 and $156 thousand for the six monts ended June 30, 1996. The primary reason for the decline is a reduction in the FDIC insurance premiums. The FDIC has reduced the insurance premiums of highly capitalized, good performing banks to zero. This has resulted
in a savings of $270 thousand for the six months  of 1996.   The Company
does pay deposit insurance premiums on the SAIF portion of the deposits which were acquired in 1991 from the RTC. This cost is expected to be approximately $20 thousand per quarter.

There is discussion in the Congress of merging the BIF with the Savings Association Insurance Fund (SAIF), which is under funded.
If the BIF and SAIF were to merge, banks could see an increase in the deposit insurance premiums, and based on current proposals being considered by congress,the Bank could have to pay a one time assessment on the SAIF deposits of as much as $250 thousand.

        The effect of the increases in total income, offset by an increase in the provision for loan losses and by the increase in interest expense and increase in the total other expeses is an increase increase in the profit prior to taxes of $478 thousand or 15.4% for the six months ended June 30, 1996
compared to 1995.   Based on this increase in profit before taxes and a decrease in the non-taxable investment income the expense for Federal Income Taxes increased $198 thousand or 22%. Net income for the six months ended June 30, 1996 was $2.5 million representing an increase of $280 thousand or 12.6% over the same period in 1995.




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

                                NONE

        ITEM 4 - Submission of matters to a vote of securities holders:

            (a)  Annual Meeting of Shareholders March 28, 1996.



            (b)  The following directors were elected:

     James O. Basford        1,474,181 FOR               1,678 ABSTAIN

     Joseph R. Benden        1,466,728 FOR               9,131 ABSTAIN

     David E. Taylor         1,471,638 FOR               4,221 ABSTAIN



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

        ITEM 6 - Exhibits and reports on Form 8-K:

                                NONE





______________________SIGNATURES______________________________

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                                ___Wayne_Bancorp,_Inc.__

                                                        (Registrant)



Date ____August_6,_1996____         ____________________________

                                        David L. Christopher,
                                        Chairman, President & CEO



Date ____August_6,_1996____         ____________________________

                                        David P. Boyle, CPA
                                        Senior Vice President and
                                        Chief Financial Officer

                                        Wayne County National Bank






































































































































































- -11-