Form 10-Q
period 1996-09-30
WAYNE BANCORP INC /OH/
filed 1996-11-08
CIK 788134

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON,  DC  20549

                                     FORM 10-Q
                        Quarterly Report Under Section 13 or 15d
                         of the Securities Exchange Act of 1934

For the Quarter Ended:  September 30, 1996     COMMISSION FILE NUMBER 0-14612

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

    Yes__X__       No_____


    Number of shares of Common Stock, Stated Value $1.00 per Share, issued and
    outstanding at October 31, 1996:    3,745,906







                                         INDEX

                                   WAYNE BANCORP, INC.
                                     FORM 10-Q

                         For the Quarter Ended September 30, 1996

 PART I.    FINANCIAL INFORMATION                                       PAGE NO.

    Item 1.   Financial Statements

                        Consolidated Balance Sheet......................      1

                        Consolidated Statement of Income................      2

                        Consolidated Statement of Cash Flow.............      3

                        Notes to Consolidated Financial Statements......     4,5

    Item  2.   Management's discussion and analysis of financial
               condition and results ...................................   6 - 9


 PART II.   OTHER INFORMATION...........................................     10

    SIGNATURES..........................................................     11






    PART I - FINANCIAL INFORMATION
    ITEM I - FINANCIAL STATEMENTS

    CONSOLIDATED BALANCE SHEET  (UNAUDITED)  (In Thousands)
                                              September 30,  December 31,
                                                  1996           1995
                                              --------------------------
    ASSETS
    Cash and Due From Banks...................            $13,274      $16,015
    Federal Funds Sold........................                  0        1,000
                                                     --------------------------
         Total Cash and Cash Equivalents......             13,274       17,015

    Investment Securities Available-for-Sale (Note 2)      94,026       94,325

    Loans Held for Sale.......................              4,956        8,539


    Loans   (Note 3)..........................            214,238      204,321
                 Unearned Income..............               (174)        (749)
                 Allowance for Loan Losses....             (3,791)      (3,705)
                                                     --------------------------
         Net Loans............................            210,273      199,867

    Premises and Equipment....................              6,277        6,126
    Investment in Affiliates..................                152          152
    Other Assets..............................              5,734        4,903
                                                     --------------------------
    TOTAL ASSETS..............................           $334,692     $330,927
                                                     ==========================
    LIABILITIES
    Deposits
         Interest Bearing.....................           $228,055     $232,512
         Non-Interest Bearing.................             41,084       42,235
                                                     --------------------------
         Total Deposits.......................            269,139      274,747

    Federal Funds Purchased...................                650            0
    Securities Sold Under Agreements
            to Repurchase..............                    22,183       15,662
    Other Liabilities.........................              2,715        2,581
                                                     --------------------------
         Total Liabilities....................            294,687      292,990

    SHAREHOLDERS' EQUITY
    Common Stock, Stated Value $1.............              3,749        1,874
      Shares Authorized 5,400,000
      Shares Issued - 1,874,230 in 1995
       and 1,871,467 in 1994
      Shares Outstanding - 1,872,830 in 1995
       and 1,870,971 in 1994
    Paid In Capital...........................              8,031        7,999
    Retained Earnings.........................             28,199       27,368
    Treasury Stock............................                  0         (134)
    Unrealized Gain/(Loss) on Securities
        Available-for-sale....................                 26          830
                                                     --------------------------
         Total Shareholders' Equity...........             40,005       37,937
                                                     --------------------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $334,692     $330,927
                                                     ==========================

    See Notes to Consolidated Financial Statements

    CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)   (In Thousands)

                                        Three Months Ended    Nine Months Ended
                                          September  30,        September  30,
                                          1996    1995          1996        1995
                                     -------------------------------------------
    INTEREST INCOME:

  Interest and Fees on Loans.......  $4,963       $4,831      $14,661    $14,076
  Interest and Dividends on Securities:
       Taxable.....................   1,159          901        3,414      2,676
       Nontaxable..................     276          310          832        952
  Other Interest Income............      11           52           68        129
                                   ---------------------------------------------
  Total Interest Income............   6,409        6,094       18,975     17,833

    INTEREST EXPENSE:

  Interest on Deposits.............   2,321        2,400        7,115      6,834
  Interest on Repurchase Agreements     246          139          621        398
  Interest on Other Borrowings.....      29            2           56         57
                                   ---------------------------------------------
  Total Interest Expense...........   2,596        2,541        7,792      7,289

  NET INTEREST INCOME..............   3,813        3,553       11,183     10,544
  Provision for Loan Losses........      45           30          135         90
                                   ---------------------------------------------
  NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES.......   3,768        3,523       11,048     10,454

    OTHER INCOME:

  Service Charges and Fees.........     346          324          992        936
  Income from Fiduciary Activities.     225          202          675        610
  Other Non-Interest Income........     195          143          542        426
  Gain (Loss) on Sale of Securities       0            0           (1)      (12)
                                     -------------------------------------------
  Total Other Income...............     766          669        2,208      1,960

    OTHER EXPENSES:

  Salaries and Employee Benefits...   1,298        1,183        3,846      3,553
  Occupancy and Equipment..........     260          264          808        812
  Other Operating Expenses.........   1,113        1,134        3,148      3,325
                                     -------------------------------------------
  Total Other Expenses.............   2,671        2,581        7,802      7,690

  INCOME BEFORE INCOME TAX EXPENSE.   1,863        1,611        5,454      4,724

  INCOME TAX EXPENSE...............     570          471        1,662      1,365
                                     -------------------------------------------
  NET INCOME.......................  $1,293       $1,140       $3,792     $3,359


  NET INCOME PER SHARE (note 4)       $0.34        $0.30        $1.01      $0.90
  DIVIDENDS PER SHARE (note 4)        $0.10        $0.09        $0.29      $0.27


    See notes to consolidated financial statements.

    CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)  (In Thousands)

                                                  Nine Months Ended
                                                      September 30,
                                                   1996        1995
    --------------------------------------------------------------------
    OPERATING ACTIVITIES

    Net Income....................................      $3,792       $3,359
    Adjustments to reconcile net income to net cash
       provided by operating activities:
           Provision for Loan Losses..............         135           90
           Depreciation and Amortization..........         552          568
           Amortization of Investment Security
             premiums and discounts...............         260          305
           (Increase) in interest receivable......         (10)        (149)
           Increase (Decrease) in interest payable         (95)         293
           Other, (net)...........................        (379)        (127)
                                                    --------------------------
    Net Cash Provided by Operating Activities.....       4,255        4,339

    INVESTING ACTIVITIES

    Purchase of Securities Held-to-Maturity.......           0       (5,362)
    Proceeds from matured Investment Securities
       Held-to-Maturity...........................           0       23,201
    Purchase of Investment Securities Available-
       for-Sale...................................     (26,347)      (7,865)
    Proceeds from sale of Investment Securities
       Available-for-Sale.........................       1,992        1,003
    Proceeds from matured Investment Securities
       Available-for-Sale.........................      23,179        2,000
    Proceeds from sale of Loans Held For Sale.....       8,539
    Net increase in loans and leases..............     (15,496)     (12,366)
    Purchase of premises and equipment............        (526)        (217)
                                                    --------------------------
    Net cash used by investing activities.........      (8,659)         394

    FINANCING ACTIVITIES

    Net decrease in deposits......................      (5,588)      (1,814)
    Net increase  (decrease) in
        short term borrowings.....................       7,171       (2,243)
    Cash dividends................................      (1,087)        (992)
    Cash dividends reinvested.....................         183           97
    Issuance of common stock......................           1            3
    Purchase of Treasury Stock....................        (211)        (135)
    Sale of Treasury Stock........................         194           71
                                                    --------------------------
    Net cash provided (used) by
                     financing activities.........         663       (5,013)

    Decrease in cash and cash equivalents.........      (3,741)        (280)
    Cash and cash equivalents at beginning of year      17,015       17,091

                                                   --------------------------
    Cash and cash equivalents at end of period....     $13,274      $16,811
                                                   ==========================
    Non-cash Transaction:
    Transfer of loans held to maturity to held       4,956


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

         On December 1, 1995, the Company transfered securities with an amortized cost of $45.65 million previously classified as held-to-maturity to available for unrealized gain on the securities transfered totaled $653 thousand. This was done in accordance with the Financial Accounting Standards Board ruling allowing a one time reclassification of securities. On December 1, 1995 the Company's equity increased approximately $431 thousand as a result of this transfer.

         During the nine months ended September 30, 1996, the proceeds from sales of available-for-sale securities were $1,992,187 with gross realized losses of $4 thousand and gross realized gains of $3 thousand included in earnings. During the nine months ended September 30, 1995 proceeds from the sale of available-for-sale securities were $1,002,531 with gross realized losses of $1 thousand. Proceeds from the sale of held-to-maturity securities who's maturity date was within 90 days of the sale date amounted to $8.1 million with realized gains of $1 thousand and losses of $ 12 thousand included in earnings.

         Summary of Amortized Cost and Fair Values of Securities:

         Securities Available for Sale
                                                   September  30, 1996
                                                 Gross        Gross
                                     Amortized Unrealized   Unrealized     Fair
                                       Cost       Gains       Losses       Value
                                   ---------------------------------------------
  U.S. Treasury.................    $24,937          $92        ($106)   $24,923
  Federal Agency Obligations.......  18,399           65         (173)    18,291
  Federal Agency Pools..........     20,642          133         (243)    20,532
  Obligations of states and
    political subdivisions......     20,590          354          (58)    20,886
  Other securities..............      9,418           21          (45)     9,394
                                  ----------------------------------------------
                                    $93,986         $665        ($625)   $94,026
                                  ==============================================

         Securities Available for Sale            December 31, 1995

                                                  Gross        Gross
                                   Amortized     Unrealized  Unrealized   Fair
                                     Cost         Gains        Losses    Value
                                  ----------------------------------------------
  U.S. Treasury.................    $21,848         $339       ($10)     $22,177
  Federal Agency Obligations.......  20,738          229        (23)      20,944
  Federal Agency Pools..........     13,816          181        (42)      13,955
  Obligations of states and
    political subdivisions......     20,612          536        (22)      21,126
  Other securities..............     16,056           91        (24)      16,123
                                  ----------------------------------------------
                                    $93,070       $1,376        ($121)   $94,325
                                  ==============================================


    3.   Loans:
         Loans are comprised of the following:


                                              September 30, December 31,
                                                  1996         1995
                                              --------------------------
    Commercial loans..........................     $89,616      $81,740
    Real Estate loans.........................      76,679       70,760
    Installment loans.........................      38,578       36,954
    Lease Financing...........................       2,930        3,435
    Credit Card Loans.........................                    5,472
    Home Equity loans.........................       6,435        5,934
    Other loans...............................                       26
                                              --------------------------
                        Total.................    $214,238     $204,321
                                              ==========================


    4.   Per Share Data:
         Per share data is calculated based on 3,747,971 average common shares outstanding for 1996 and 3,742,698 for 1995. All per share data has been adjusted to reflect stock splits and dividends where applicable.

            WAYNE BANCORP, INC. AND SUBSIDIARIES






            UNAUDITED CONSOLIDATED STATEMENT OF CONDITION
    _________________________________________________________________

    ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS
    _________________________________________________________________

    Liquidity_And_Interest_Rate_Sensitivity__

            The main objectives of asset/liability management are to provide adequate liquidity and to minimize interest rate risk.
    Liquidity is the ability to meet cash flow needs, which in the banking industry, refers to the Company's ability to fund customer borrowing needs as well as deposit withdrawals. The
    Company's primary source of liquidity is the daily Federal Funds
    Sold and Investment Securities, in particular, the investments with shorter maturities and those identified as available for sale. At September 30, 1996, the amount of Investments available for sale or maturing within the next three months was $94 million. In addition, other assets such as Cash and Due From Banks and maturing loans and loans held for sale also provide additional sources of liquidity. The Company continues to keep a balance between short and long-term investments and securities available for sale that will provide adequate liquidity and at the same time maximize earnings. Based on the Company's capital position, profitability and reputation, the available liquidity sources are considered adequate to meet the current and projected needs of the Company.

            Interest rate risk and rate sensitivity is measured by an analysis of the Company's "GAP". GAP is the difference between the volume of assets and liabilities that will mature or reprice within a specific time frame. At September 30, 1996, the Company had an adjusted GAP position of - 3.07% of total assets for a one year period. This negative GAP is a result of the Company extending maturities on investment securities and fixing rates on certain commercial loans for up to three years. The liability sensitive position will benefit the Company in a falling or stable interest rate environment. A positive GAP will benefit the Company in a rising rate environment.


    Capital__

        The Company's capital adequacy is a primary concern in our industry today and is measured by several key ratios. A long standing measure of capital adequacy is the percentage of shareholders' equity to total assets. At September 30, 1996 the Company's equity-to-asset ratio adjusted by the impact of FAS #115 was 11.9% compared to 11.2% at December 31, 1995.
    Regulators of the banking industry focus primarily on two other measurements of capital - the risk based capital ratio and the leverage ratio. The risk based capital ratio consists of a numerator of allowable capital components and a denominator of an accumulation of risk weighted assets. With a significant portion of the Company's investment securities portfolio in government related low risk categories and a fair amount of the loan portfolio in one to four family mortgage loans with a 50% risk assessment, the risk based capital ratio is 18.9% at September 30, 1996 and 18.1% at December 31, 1995, well above the regulatory minimum of 8.0%.

       The regulators require a minimum leverage capital ratio above
    3%. They will expect most banks to maintain leverage ratios in the 4-5% range. The leverage ratio is calculated as equity capital less certain intangible assets divided by total assets less the same intangible assets. At September 30, 1996 and December 31, 1995 the ratios were 11.7% and 11.1% respectively.

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



    Financial_Condition__

            The total assets of the Company increased by $3.8 million or 1.1% from December 31, 1995 to September 30, 1996. The increase was due to temporary increases in short term borrowed funds used for funding growth in the loan portfolio. Net loans, including loans held for sale increased $6.3 million for the first nine months of 1996. This increase includes the net effect of the sale of $8.5 million of 1-4 family real estate loans. Had these loans not been sold, the loan portfolio would show an increase of $14.8 million.

         On April 17, 1996 the Company's Board of Directors approved the sale of the Bank's credit card portfolio.  Management stated numerous reasons for the request, including profitability, credit risk and competition.  The
    sale closed early in October of 1996.   The Company realized a gain on this
    sale of $824 thousand on a pre tax basis.  This gain represented a premium
    of 18% of the portfolio that was purchased.   On a per share basis, after
    the effect of income taxes, this gain represeted $.15 per share. The effect of this sale will be disclosed with the fourth quarter results in December of 1996.

         Total deposits declined by $5.6 million,or 2.0%. This decline is a result of two factors; First, the Bank competes for short term deposits of local municipalities. In the third quarter of 1996, the Bank allowed $4 million of short term deposits to run off. Second, the Bank's corporate customers are continuing to shift their traditional checking accounts into the Bank's cash management accounts. These cash management accounts are treated as repurchase agreements. These types of deposits have grown
    $6.5 million.  This growth would have historically been included in the
    deposit area of the Bank.   Management feels that approximately 75% of these
    repurchase agreements are stable deposits, and there is only a remote chance that the customers would withdrawl these funds.

    Results_of_Operations__

        Net income was $3,792,000 for the first nine months of 1996 compared to $3,359,000 for the same period in 1995. Net income increased $153 thousand to $1,293 for the three months ended September 30, 1996 compared to the same period in 1995.

        Earnings per share for the nine months ended September 30, 1996 and 1995 were $1.01 and $.90 per share respectively. Earnings per share for the three months ended September 30, 1996 and 1995 were $.34 and $.30 respectively. Dividends were $.29 per share for the first nine months of 1996 and $.27 per share for the first nine months of 1995. All per share numbers have been adjusted for a 2-for-1 stock split effective June 30, 1996.

        Total interest income for the first nine months increased $1,142,000 or 6.4% compared to the previous year. Total interest income increased $315 thousand or 5.2% during the three months ended September 30, 1996 compared to the similar period in 1995. The increase is due primarily to the increase in earning assets, and the increased yield in the investment portfolio. The increase in the investment portfolio yield is a result of maturities in the portfolio of bonds that were purchased during the low point in the interest rate cycle in 1993. These bonds have yields in the 4% range and are being replaced with bonds yielding nearly 6%.

         Total earning assets were $313 and $295 million at September 30, 1996 and 1995. The increase in earning assets is due to the growth in the loan portfolio of $14.8 million offset by by the sale of $8.5 million of fixed rate 1-4 family real estate loans. Had these loans not been sold, the earning assets would be approximately $322 million at September 30, 1996. The weighted interest earned on those assets were 8.08% for 1996 and 8.06% for 1995. This level weighted rate on earnings assets is due to the relatively flat interest rate environment and the repricing of assets, particularly in the investment portfolio.

         Total interest paying liabilities at September 30, 1996 and 1995 were $251 million and $236 million respectively. The weighted interest rate paid for these deposits has remained stable at 4.14% at September 30, 1996 versus 4.12% at September 30, 1995.

         The net effect of the changes in interest earning assets and interest paying liabilities, combined with the repricing that has occurred since
    June 30, 1995 is an increase in net interest income of $639 thousand or 6.1% for the nine months ended September 30, 1996.

         Total other income increased $97 thousand for the three months ended September 30, 1996 compared to 1995 and $248 thousand for the nine months ended September 30, 1996 compared to 1995. The primary reason for this is an increase in service charges, income from the Trust and Investment Services Department and other miscellaneous income.

            Total other expenses have increased $90 thousand for the three month period and $112 thousand for the nine months ended
    September  30,  1996 compared with the same period in 1995.
    The largest part of this increase is in the salaries and employee benefits area. The Company is in a highly competitive market for lower cost labor, and felt it necessary to maintain the base wages higher in order to retain the current staff. In addition to the cost of labor, over half of the increase in this area is due to increased cost of health benefits for the staff. Management has made adjustments to the health benefits for the staff which will improve the quality of the benefits and reduce the overall cost exposure of the Company through 1997.

    The other non-interest expenses declined $21 thousand for the three months ended September 30, 1996 compared to 1995 and $177 thousand for the nine months ended September 30, 1996. In the third quarter, President Clinton signed the omnibus budget bill which included the long awaited plan to recaptialize the SAIF insurance fund. This legislation imposed a special assessment on SAIF insured deposits and resulted in a one time charge of $175 thousand. Even with this charge, the Company has realized over $230 thousand reduction in the FDIC insurance premiums. This reduction is a because the Bank's deposit base is made up of 87% of BIF insured deposits, which had no insurance assessment for the nine months ended September 30, 1996. The FDIC has indicated that for banks will begin paying deposit insurance premiums again. These premiums are expected to be comparable with the total FDIC insurance costs for 1996.

      The effect of the increases in total income, offset by an increase in the provision for loan losses and by the increase in interest expense and increase in the total other expeses is an increase increase in the profit prior to taxes of $730 thousand or 15.4% for the nine months ended September
   30, 1996 compared to 1995.   Based on this increase in profit before taxes
   and a decrease in the non-taxable investment income the expense for Federal Income Taxes increased $297 thousand or 22%. Net income for the nine months ended September 30, 1996 was $3.8 million representing an increase of $433 thousand or 12.9% over the same period in 1995.



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

                                    NONE

            ITEM 4 - Submission of matters to a vote of securities holders:

                (a)  Annual Meeting of Shareholders March 28, 1996.

                (b)  The following directors were elected:

         James O. Basfor   1,474,181 FOR             1,678 ABSTAIN

         Joseph R. Bende   1,466,728 FOR             9,131 ABSTAIN

         David E. Taylor   1,471,638 FOR             4,221 ABSTAIN

             The following are the directors who were not up for election and wh whose term continued after the Annual Meeting:

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

            ITEM 6 - Exhibits and reports on Form 8-K:

                                    NONE

    ______________________SIGNATURES______________________________

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                                    ___Wayne_Bancorp,_Inc.__

                                                            (Registrant)


    Date ____November_1,_1996____                   ____________________________
                                                     David L. Christopher
                                                     Chairman, President & CEO


    Date ____November_1,_1996____                   ____________________________

                                                     David P. Boyle, CPA
                                                     Senior Vice President & CFO
                                                     Wayne County National Bank