Form 10-K
period 1996-12-31
WAYNE BANCORP INC /OH/
filed 1997-03-31
CIK 788134

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                   FORM 10-K
Annual report pursuant to section 13 or 15 (d) of the Securities Exchange


For the fiscal year ended December 31, 1996   Commission file #0-14612

                               WAYNE BANCORP, INC.
(Exact name of registrant as specified in its charter)

  OHIO                               34-1516142
(State or other jurisdiction of      (IRS Employer Identification Number)
incorporation or organization)

112 West Liberty Street
PO Box 757
Wooster, Ohio  44691                   44691
(Address of principal executive offic(Zip Code)

Registrant's telephone number, including area code:     (330) 264-1222
Securities registered pursuant to section 12(b) of the ANone
Securities registered pursuant to section 12(g) of the Act:

Common Stock, $1.00 Stated Value Per Share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or fur such shorter period that the registrant was required to file such reports), subject to such filing requirements for the past 90 days

                                                        YES__X___ NO______

The aggregate market value of voting stock held by nonaffiliates of the registrant most recent trade prices of such stock on March 1, 1997:

         Common Stock $1.00 stated value      $145,405,227

The number of shares outstanding of the issuer's classes of common stock as of March 1, 1997:

         Common Stock $1.00 stated value      3,929,871

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Shareholders for the year ended December 31, 1996 portions of the Registrant's Proxy Statement for the Annual Shareholders Meeting to be held March 27, 1997 are incorporated by reference into Parts I, II and III.


TABLE OF CONTENTS
WAYNE BANCORP, INC.
FORM 10-K

 PART I                                                   PAGE

Item 1   Business.......................................       3
Item 2   Properties.....................................      13
Item 3   Legal Proceedings..............................      13
Item 4   Submission of matters to a vote of security hol      14

 PART II

Item 5   Market for the Registrant's common stock and related
                   Shareholder matters..................      14
Item 6   Selected Financial Data........................      14
Item 7   Management discussion and analysis of financial      14
                   and results of operations............      14
Item 8   Financial statements and supplementary data....      14
Item 9   Changes in and disagreements with accountants on
                   accounting and financial disclosures.      14

PART III

Item 10  Directors and Executive Officers of the Registr      14
Item 11  Executive Compensation.........................      15
Item 12  Security ownership of certain beneficial owners and
                   management...........................      15
Item 13  Certain relationships and related transactions.      15

 PART IV

Item 14  Exhibits, financial statement schedules and reports on
                   Form 8-K.............................      15
         Exhibit Index..................................      16
         Signatures.....................................      17


                             PART  I

ITEM I.  BUSINESS

General Development of Business:
Wayne Bancorp, Inc and its subsidiary, the Wayne County National Bank, (collectively the "Company"), conduct general commercial banking business. Wayne Bancorp, Inc. is a one-bank holding company organized in April, 1986.

The Wayne County National Bank ("The Bank") is a full-service bank offering a wide range of commercial and personal banking services primarily to customers in Wayne, Holmes and Stark Counties of Ohio. These services include a broad range of loan, deposit and trust products and various miscellaneous services. Loan products include commercial and commercial real estate loans, a variety of mortgage and construction loan products, installment loans, home equity lines of credit, Visa and Master Card lines of credit and lease financings. Deposit products include interest and non-interest bearing checking accounts, various savings accounts, certificates of deposit, and IRAs. The Trust Department provides service in the areas of employee benefits, and personal trusts. Miscellaneous services include safe deposit boxes, night depository, United States savings bonds, traveler's checks, money orders, cashier checks, bank-by-mail service, money transfers, wire services, utility bill payments, and collections, notary public services, discount brokerage services and alternative investments. In addition, the Bank has correspondent relationships with major banks in Cleveland, Cincinnati and Detroit pursuant to which the Bank received various financial services. The Bank accounts for substantially all (99%) of Wayne Bancorp.'s consolidated assets at December 31, 1996.

The Bank's primary lending area consists of Wayne County, Ohio, and its contiguous counties. Loans outside the primary lending area are considered for creditworthy applicants. Lending decisions are made in accordance with written loan policies designed to maintain loan quality.

Retail lending products are comprised of credit card loans, overdraft lines, personal credit and installment loans. Credit cards are unsecured credit accounts, on which limits are determined by analysis of two criteria, the borrowers debt service and gross income. Overdraft lines of credit are lines attached to checking accounts to cover overdrafts and or allow customers to write themselves a loan. Credit limits are based on a percentage of gross
income and average deposits.   Personal lines of credit include lines secured
by junior mortgages (home equity) and Private Banking lines which are generally secured by junior motgages but may be unsecured or secured by other collateral. The lines have a twenty year draw period and may then be renewed or amortized
over ten years.   Credit limits are determined by comparing three criteria,
appraised value, debt service and gross income. Installment loans include both direct and indirect loans. The term can range from three to 180 months, depending upon the collateral which includes new and used automobiles, boats and recreational vehicles as well as junior mortgages and unsecured personal loans. Retail lending underwriting guidelines include evaluating the entire credit using the Five C's of Credit, character capacity, capital, condition and collateral. Credit scoring, analysis of credit bureau ratings and debt to income ratios are the major tools used by the lender in the underwriting process.

The Bank offers a variety of mortgage loans programs, including a variety of fixed and adjustable rate mortgages ranging from 120 to 360 months. The underwriting guidelines include those for consumer loans and those necessary to meet secondary market guidelines. Residential real estate decisions focus on loan to value limits, debt to income ratios, housing to income ratio, credit history, and in some cases whether private mortgage insurance us obtained.

Business credit products include commercial loans and commercial real estate loans and leases. Commercial loans include lines and letters of credit, fixed and adjustable rate term loans and time notes. Commercial real estate loans include fixed and adjustable mortgages. Loans are generally to owner occupied businesses. The portfolio also includes loans to churces, rental property, shopping plazas and residential development loans. Loans to businesses often entail greater risk because the primary source of repayment is typically dependent upon adequate cash flow. Cash flow of a business can be subject to adverse conditions in the economcy or specific industry. Should cash flow fail, the lender looks to the assets of the business and or the ability of the comakers to support the debt. Commercial lenders consider the Five C's of Credit, character, capacity, capital, condition and collateral in making commercial credit decisions. The Bank has provided both direct and indirect leasing on a limited basis. The direct leases are for specific equipment and may be open-end or closed-end. Indirect leases are established by the same methods as an indrect cosumer auto finance. Each vehicle has its own amortization.

In addition to the underwriting guidelines followed for specific loan types, the Bank has underwriting guidelines common to all loan types. With regard to collateral, the Bank follows supervisory limits set forth in Regulation H for transactions secured by real estate. Loans in excess of these guidelines are reported to the Board of Directors on a monthly basis. Loans not secured by real estate are analyzed on a loan by loan basis, based on collateral type guidelines set forth in the loan policy. Appraisal policies follow and comply with provisions outlined under Title XI of FIRREA. All appraisals are done by outside independentappraisers. The Bank, as a general rule, gets an appraisal on all real estate transactions even when not required by Title XI. Approval procedures include loan authorities approved by the Board of
Directors for individual lenders and loan committees.   Retail and residential
loans are centrally underwritten by their respective departments. Business credits can be approved by the individual commercial lender or taken to Loan Committee if it exceeds individual approval limits. The Board of Directors approves aggregate loan committments in excess of $500 thousand up to the Bank's legal lending limit. Loans to Directors and Executive Officers are approved by the Board of Directors.

The Loan Quality Review Committee meets on a monthly basis. The Committee reviews Bank lending trends, the Past Due Report, the Watch List and various other reports in order to monitor and maintain credit quality. The Committee also reviews on a relationship basis, customers on the Bank's Watch List and credits with aggregate commitments in excess of $300 thousand.

Revenues from loans accounted for 67%, 71%, and 69% of consolidated revenues in 1996, 1995 and 1994, respectively. Revenues from interest and dividends on investment securities, federal funds sold and mortgage-backed securities accounted for 20%, 19% and 20% of consolidated revenues in 1996, 1995, and 1994, respectively.

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

As a bank holding company incorporated and doing business within the State of Ohio. The Company is subject to regulation and supervision under the Bank Holding Company Act of 1956 as amended (the "Act"). The Company is required to file with the Federal Reserve Bank on a quarterly basis information pursuant to the Act. The Federal Reserve Board may conduct examinations or inspections of the Company and its subsidiaries.

The Company is required to obtain prior approval from the Federal Reserve Board for the acquisition of more than five percent of the voting shares or substantially all of the assets of bank or bank holding company. In addition, the Company is prohibited by the Act, except in certain situations from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. The Company may, however, subject to the prior approval of the Federal Reserve Board, engage in, or acquire shares of companies engaged in activities which are deemed by; the Federal Reserve Board by order or by regulation to be so closely related to banking or managing and controlling a bank as to be a proper activity.

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

Regulatory Capital Requirements
The Company is required by the various regulatory authorities to maintain certain capital levels. The required capital levels and the Company's capital position at December 31, 1996 are reported in the table included in Note 14 to the financial statements discloses the Company's captial requirements and the current capital position.

The Federal Deposit Insurance Corporation sets premiums for deposit insurance based on the Company's capital levels. In the event the Company's levels fall below the minimum requirement, the premiums for deposit insurance could rise.

Government Monetary Policy
The earnings of the Company are affected primarily by general economic conditions, and to a lesser extent by the fiscal and monetary policies of the federal government and its agencies, particularly the Federal Reserve Bank.
Its policies influence the amount of bank loans and deposits and interest rates charged and paid thereon, and thus have an effect on the earings of the subsidiary and the Company.

Competition
The banking and financial services industry in the Company's market is highly competitive. The Company's market area encompasses Wayne, Holmes and Stark Counties in Ohio. The Bank competes for loans and deposits with other commercial banks, savings and loans, finance companies and credit unions. The primary competitive factor is interest rates charged on loans and paid for deposits as well as fees charged for various other products and services.

Employees
As of December 31, 1996, the Company had 143 full time employees and 32 part time employees. The Company is not a party to any collective bargaining agreement and management considers its relationship with their employees to be good.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
WAYNE BANCORP, INC.

                                          December 31, 1996
                                      Average
                                       Daily             Yield/
                                      Balance  Interest   Rate
                                     (In thousands of dollars)
ASSETS                               ----------------------------
Interest Earning Assets:
   Loans (including fees) (1)        $213,679   $19,546     9.15%
   Investment Securities
        Taxable                        74,079     4,584     6.19%
        Tax-Exempt  (2)                20,351     1,691     8.31%
   Federal Funds Sold                   3,577       184     5.14%
                                     -------------------
TOTAL EARNING ASSETS                  311,686    26,005     8.34%

Non-earning Assets:
Cash and due from banks                12,030
Premises and Equipment   (net)          6,171
Other Assets                            5,001
Less Allowance for Loan Losses         (3,769)
                                     ---------
TOTAL ASSETS                         $331,118
                                     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
   Transaction Accounts                61,703     1,699     2.75%
   Savings                             49,818     1,422     2.85%
   Time Deposits                      120,945     6,331     5.23%
   Short Term Borrowings               21,039       994     4.72%
                                     -------------------
TOTAL INTEREST BEARING LIABILITIES    253,505    10,446     4.12%
Non-Interest Bearing Liabilities
   Demand Deposits                     35,590
   Other Liabilities                    2,660
                                     ---------
TOTAL LIABILITIES                     291,755

Shareholders' Equity                   39,364
                                     ---------
TOTAL LIABILITIES AND
         SHAREHOLDERS EQUITY         $331,119
                                     =========

         NET INTEREST INCOME                    $15,559
                                              ==========

                   NET YIELD ON INTEREST EARNING ASSETS     4.99%
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

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
WAYNE BANCORP, INC.

                                         December 31, 1994
                                      Average
                                       Daily             Yield/
                                      Balance  Interest   Rate
                                     (In thousands of dollars)
ASSETS                               ----------------------------
Interest Earning Assets:
   Loans (including fees) (1)        $189,897   $16,465     8.67%
   Investment Securities
        Taxable                        63,799     3,193     5.00%
        Tax-Exempt  (2)                26,508     2,015     7.60%
   Federal Funds Sold                   2,643       109     4.12%
                                     -------------------
TOTAL EARNING ASSETS                  282,847    21,782     7.70%

Non-earning Assets:
Cash and due from banks                11,583
Premises and Equipment   (net)          5,817
Other Assets                            5,768
Less Allowance for Loan Losses         (3,292)
                                     ---------
TOTAL ASSETS                         $302,723
                                     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
   Transaction Accounts                53,444     1,506     2.82%
   Savings                             63,359     1,825     2.88%
   Time Deposits                      100,995     4,210     4.17%
   Short Term Borrowings               10,387       390     3.75%
                                     -------------------
TOTAL INTEREST BEARING LIABILITIES    228,185     7,931     3.48%
Non-Interest Bearing Liabilities
   Demand Deposits                     40,820
   Other Liabilities                    1,403
                                     ---------
TOTAL LIABILITIES                     270,408

Shareholders' Equity                   32,315
                                     ---------
TOTAL LIABILITIES AND
         SHAREHOLDERS EQUITY         $302,723
                                     =========

         NET INTEREST INCOME                    $13,851
                                              ==========

                   NET YIELD ON INTEREST EARNING ASSETS     4.90%
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

                   1996   vs   1995           1995   vs   1994
                   -------------------------------------------------------
                   Increase  (Decrease)  (1)  Increase  (Decrease)  (1)
                    Volume    Rate      Net     Volume    Rate      Net
(In thousands of do-------------------------------------------------------

Interest Income:

 Loans                     $753    ($163)    $590    $1,417   $1,074   $2,491
 Taxable Securities         779      130      909      (134)     616      482
 Non-taxable
   Securities              (225)       7     (218)     (262)     156     (106)
 Federal Funds Sold         (29)     (26)     (55)       60       70      130
                       -------------------------------------------------------
Total Interest Income     1,278      (52)   1,226     1,081    1,916    2,997

Interest Expense:

  Transaction Accounts      136     (456)    (320)      123      390      513
   Savings                   19        7       26      (409)     (20)    (429)
   Time Deposits             19      451      470       846      805    1,651
   Short-term Borrowings    419      (65)     354        87      163      250
                       -------------------------------------------------------
Total Interest Expense      593      (63)     530       647    1,338    1,985
                       -------------------------------------------------------
Net Interest Income        $685      $11     $696      $434     $578   $1,012
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

INVESTMENT PORTFOLIO
WAYNE BANCORP, INC.

The following table represents the carrying value of available-for-sale
securities at the dates indicated:   (in thousands of dollars)
                                           1996      1995     1994
                                         ----------------------------
U.S. Treasury and Other U.S. Government
         Agency Obligations               $40,473   $43,121  $48,512
Mortgage-backed Securities                 23,197    13,955   11,915
States and Political Subdivisions          21,378    21,126   24,510
Other                                      18,246    16,123    8,214
                                         ----------------------------
                                         $103,294   $94,325  $93,151
                                         ============================

The following table sets forth the maturity distribution and yields on investment securities available-for-sale at December 31, 1996
(In thousands of dollars):
                                     One Year or Less   One to Five Years
                                     Carrying           Carrying
                                       Value  Yield       Value  Yield
                                     -------------------------------------
U.S. Treasury and Other U.S.
  Government Agency Obligations       $19,762      6.63% $23,359     6.09%
Mortgage-backed Securities                782      6.59%   9,491     6.22%
States and Political Subdivisions       4,268      5.73%   9,276     6.05%
Other                                   7,721      6.85%   6,114     7.97%
                                     -------------------------------------
                                      $32,533      6.56% $48,240     6.35%
                                     =====================================
                                     Five to Ten Years  Over Ten Years
                                     Carrying           Carrying
                                       Value  Yield       Value  Yield
                                     -------------------------------------
U.S. Treasury and Other U.S.
  Government Agency Obligations
Mortgage-backed Securities              2,125      6.95%   1,557     8.01%
States and Political Subdivisions       7,121      5.68%     461     5.62%
Other                                                      2,288     7.57%
                                     -------------------------------------
                                       $9,246      5.97%  $4,306     7.52%
                                     =====================================

Note: Yield represents the weighted average yield to maturity. Yield on states and political subdivisions are not calculated on a tax equivalent basis. Mortgage-backed obligations are distributed based on contractual maturity.

Excluding those holdings of the securities portfolio in U.S. Treasury securities and other agencies and corporations of the U.S. Government, there were no securities of any one issuer which exceeded 10% of consolidated shareholders' equity at December 31, 1996.



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

                           1996     1995     1994      1993     1992
                         ----------------------------------------------
Real Estate               $86,276  $76,694  $78,930   $71,230  $66,539
Installment & Credit Card  39,183   42,426   39,914    34,408   34,391
Commercial & Collateral    90,638   81,740   75,983    74,011   72,081
Lease Financings            3,246    3,435    2,741     2,535    3,281
Other Loans                    23       26       12        16       15
                         ----------------------------------------------
                         $219,366 $204,321 $197,580  $182,200 $176,307
                         ==============================================

The maturity distribution of the loan portfolio is a key factor in the evaluation of risk characteristics of the loan portfolio and the future profitability of the portfolio. The maturity distribution and interest rate sensitivity of the loan portfolio and other balance sheet items at year end 1996 is included on page 26 of the 1996 Annual Report to Shareholders, and is incorporated herein by reference.

The maturity distribution and interest rate sensitivity of commercial and collateral loans at December 31, 1996 are as follows (In thousands of dollars):

                                      Within    1 to 5   After 5
                                      1 Year    Years     Years    Total
                                     -------------------------------------
Commercial and Collateral             $41,880   $42,308   $6,450  $90,638


Loans due after 1 year:
                            At predetermined interest rates       $19,908
                            At floating interest rates            $28,850

The following table summarizes past due, non-accrual and restructured loans:

(In thousands of dollars)          1996     1995      1994     1993     1992
                                ----------------------------------------------
Accruing loans past due 90 days
  or more as to principle or        $173     $204      $149      $45     $713
Non-accrual loans                    934       15        22       46      375
Restructured loans                     0        0         0        0        0
                                ----------------------------------------------
                                  $1,107     $219      $171      $91   $1,088
                                ==============================================

The effect of non-performing loans was as follows:      December 31, 1996
                                                        ------------------
Interest income due on non-performing loans in accordance
         with the original terms of the loan                          $74
Less:  Interest income on non-performing loans reflected in incom      72
                                                                 ---------
Net reduction in interest income                                       $2
                                                                 =========

The policy for placing loans on non-accrual status is to stop the accrual on interest when it is likely that collection of all of the principle or interest is deemed doubtful, or when loans are past due as to principle or interest ninety days or more. In certain cases, interest accruals are continued on loans ninety days past due if they are deemed to be adequately secured and in the process of collection.

The Company adopted SFAS No. 114 and SFAS No. 118 effective January 1, 1995. At December 31, 1995, the Comany had no loans classified as impaired, and therefore, the adoption of SFAS No. 114 and SFAS No. 118 had no effect on the comparability of non-performing asset at December 31, 1995 to prior periods.

The Bank had one impaired loan at December 31, 1996 with a balance of $924 thousand. The impaired loan had $215 thousand of the allowance for loan losses allocated at December 31, 1996, although the entire allowance remains available for charge-off of any loan. Impaired loans averaged $1.1 million in 1996. Income recognized during the year ended December 31, 1996 amounted to $74 thousand. Interest income recognized on the cash basis for the year ended December 31, 1996 totaled $72 thousand. There were no impaired loans in 1995.

As of December 31, 1996, there were no potential problem loans for which management has doubt as to the borrower's ability to comply with the present repayment terms, which are not disclosed as past due ninety days or more, non-accrual or restructured. These loans and their potential loss exposure has been considered in the analysis of the adequacy of the reserve for loan losses, prepared by management and included on page 13 of this filing.

In all years presented, there were no material amount of loans excluded from the amounts disclosed as non-accrual, past due 90 days or more restructured, or potential problem loans, which may have been classified by the regulatory examiners as loss, doubtful or substandard.

There were no foreign loans outstanding at December 31, 1996, 1995 or 1994.

As of December 31, 1996, there were no concentrations of credit greater than 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Guide 3, Item III. A.

As of December 31,1 996, there are no other interest bearing assets that would require disclosure under Guide 3, Item III. C. 1 or C.2., if such assets were loans.



SUMMARY OF LOAN LOSS EXPERIENCE
WAYNE BANCORP, INC.

In the normal course of business, the Company assumes risk of extending credit. The Company manages this risk through its lending policy, loan review procedures and personal contact with the borrower.

In determining the adequacy of the allowance for loan losses, management evaluates past loan loss experience, present and anticipated economic conditions and credit-worthiness of its borrowers. The allowance for loan losses is increased by provisions charged to operations and recovery of loans previously charged off. The allowance is reduced by loans chargeed off as they become uncollectible by the Bank's management. The following table contains infor-mation relative to the loan loss experience for five years ending December 31:

(In thousands of dollars)          1996     1995      1994     1993     1992
                                 ----------------------------------------------
Allowance for loan losses at
 the beginning of the year        3,705   $3,448    $3,040   $2,629   $2,059

Loans charged off:
    Real Estate                       0        0         0       15       53
    Installment & Credit Card       243      218       154      213      294
    Lease Financings                  0        1         0        5        1
    Commercial & Collateral         169       11        29      173       20
                                ----------------------------------------------
Total Loans Charged Off             412      230       183      406      368

Recoveries on loans charged off:
    Real Estate                       2        0         0        0        0
    Installment & Credit Card       131      115       136      132      126
    Lease Financings       0        139         7        3        5
    Commercial & Collateral          51      113       102       82       57
                                ----------------------------------------------
Total Recoveries                    184      367       245      217      188

Net Loans Charged Off               228     (137)      (62)     189      180

Provision for Loan Losses           180      120       346      600      750
                               ----------------------------------------------
Allowance for Loan Losses
 at the End of the Year          $3,657   $3,705    $3,448   $3,040   $2,629
                               ==============================================
Ratio of net charge-offs during the
year to average outstanding loans
during the year                   0.11%   -0.07%    -0.03%    0.10%    0.10%

The following table shows an allocation of the allowance for loan losses for the current period and each of the last five years.

                      12-31-96   12-31-95   12-31-94  12-31-93   12-31-92
                      ---------------------------------------------------
Real Estate              $496       $201       $212      $207       $168
Installment & Lease        50         65        103       338        201
Commercial & Collateral   332        319        412       719        736
Credit Card Receivables    15         14         17        69         68
Other Loans                 0          0          0         0          0
Unallocated             2,764      3,106      2,704     1,707      1,456
                     ---------------------------------------------------
                       $3,657     $3,705     $3,448    $3,040     $2,629
                     ===================================================

                     Percent of Loans in Each Category to Total Loans

                     12-31-96   12-31-95   12-31-94  12-31-93   12-31-92
                    ----------------------------------------------------
Real Estate              40%      38%        40%       39%        37%
Installment & Lease      19%      20%        18%       17%        20%
Commercial & Collat      41%      40%        39%       41%        41%
Credit Card Receiva       0%       2%         3%        3%         2%
Other Loans
Unallocated
                   -----------------------------------------------------
                        100%     100%       100%      100%       100%
                   =====================================================

Management's allocation of the allowance for loan losses is based on several factors. First, consideration is given to the current portfolio. Management has an internal loan review function that is designed to identify problem and impaired loans and the losses that may be expected if the borrower is unable to continue servicing the debt. Management will use the amount of loss that is expected on those loans. The second step is of review the prior charge-off history of each loan category.In this step, management will review the prior three year average charge-offs and compare that to the expected loss identified in the first step and will adjust the allocation accordingly. The third step is to review any loans that have been classified by the regulatory examiners and allocate the specific loss portion that is determined by the examiners.

At December 31, 1996 the ratio of reserve for loan losses to total net loans and
leases was 1.67%.   Based on the ratio of allowance to total net loans and
leases and the December 31, 1996 ratio of loans past due 30 days or more to total net loans and leases was .83%, the above allocation is considered reasonable by the Company's management.

The amounts included in the specific allocations are obtained by using the principle balance of any loans classified on the problem loan list as loss or doubtful, plus 10% of the total principle balances of loans considered substandard and 5% of those which are considered watch credits.

At December 31, 1996, the Company had allocated $215 thousand of the allowance
for loan losses for impaired loan balances.   See Footnote 5 to the consolidated
financial statements for 1996 which is incorporated herein by reference.

DEPOSITS
WAYNE BANCORP, INC.

The following table presents the average daily balance and the average rate paidthe Bank's deposit categories for the period indicated.
(In thousands of dollars)


                                        Year End December 31,
                                       1996      1995     1994
Amount:                              ----------------------------
   Non-interest bearing demand        $43,416   $35,083  $40,820
   Interest bearing demand             69,308    69,238   53,444
   Savings                             49,811    49,155   63,359
   Time deposits                      119,151   121,271  100,995
                                     ----------------------------
                                     $281,686  $274,747 $258,618
                                     ============================

Average rate for the year:
   Interest bearing demand               2.50%     3.49%    2.82%
   Savings                               2.85%     2.84%    2.88%
   Time deposits                         5.08%     4.83%    4.17%


The maturity distribution of certificates of deposit of $100,000 or more at Decembeber 31, 1996 are as follows:
                            (In thousands of dollars)

Three months or less                                      $6,522
Over three months through six months                       2,116
Over six months through twelve months                      4,938
Over twelve months                                         2,332
                                                        ---------
                                                         $15,908
                                                        =========

                                  14



RETURN ON EQUITY AND ASSETS
WAYNE BANCORP, INC.

The following table sets for operating and capital ratios of the Company calculated on average daily balances:
                                        Year End December 31,
                                       1996      1995     1994
                                     ----------------------------
Return on Average Assets                 1.67%     1.43%    1.33%
Return on Average Equity                14.05%    12.56%   12.44%
Dividend Payout Ratio                   26.41%    30.03%   28.77%
Average Equity to Average Asset Ratio   11.77%    11.46%   10.66%


The following table represents information on federal funds purchased and securities sold under agreements to repurchase:
(In thousands of dollars)

                                        Year End December 31,
                                       1996      1995     1994
                                     ----------------------------
Amount outstanding at year end        $26,142   $15,662  $13,861
Weighted average interest rate           4.46%     4.35%    5.02%
Maximum outstanding at any month end   29,854    15,872   16,057
Average outstanding during the year    20,282    10,947   10,387
Weighted average rate during the year    4.64%     5.03%    3.75%

The Company enters into sales of securities under agreements to repurchase for periods up to 29 days, which are treated as financings and reflected in the consolidated balance sheet as aliability. The Company has borrowing lines of credit extended by correspondent banks. At December 31, 1996 the Company has $29 million of available credit, of which, none is used.


ITEM 2.  PROPERTIES

The principal offices of the Company and the Wayne County National Bank are located at 112 West Liberty Street, Wooster, Ohio. At December 31, 1996 the Company owned nine of its branch facilities and leased two facilities. Nine offices are located in Wayne County, Ohio and one located in each Holmes and Stark Counties in Ohio.


ITEM 3.  LEGAL PROCEEDINGS

There is no pending litigation of a material nature in which the Company is involved and no such legal proceedings were terminated during the fourth quarter of 1996. Furthermore, there are no material proceedings in which any director, officer or affiliate of the Registrant,or any associate or such director or officer, is a party, or has a material interest, adverse to the Company. As part of its ordinary course of business, the Company may be a party to lawsuits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts and involving the collection of past due accounts. All such litigation is incidental to the Company's business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 1996, there were no matters submitted to a vote of security holders.

                                  15

                             PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                   STOCKHOLDER MATTERS

Reference is made to the section titled "Dividend and Market Price Data" on Page 4 of the 1996 Annual Report to Shareholders for the information about the principal market for the Registrant's Common Stock, market prices, number of shareholders and dividends, which is incorporated herein by reference. Reference is made to Note 14, "Regulatory Matters" on page 19 of the Annual Report to Shareholders for information concerning dividend restrictions, which is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

Reference is made to the table entitled "Five Year Financial Summary" on page 3 of the 1996 Annual Report to Shareholders, which is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

Reference is made to the section entitled "Management Discussion and Analysis" on pages 21 through 27 of the 1996 Annual Report to Shareholders which is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, Management's Responsibility for the Financial Statements Letter, and Report of Independent Auditors are included on pages 8 through 20 of the 1996 Annual Report to Shareholders, which is incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                   AND FINANCIAL DISCLOSURES

Reference is made to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held March 27, 1997 for information regarding changes in and disagreements with accountants on accounting and financial disclosures.

                            PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held March 27, 1997 for information as to the directors and nominees for directorships of the Registrant, including other directorships held by such director, or persons nominated to become a director, of the Registrant and executive officers of the Registrant which information is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

Reference is made to the Registrant's Proxy Statement for the Annual Meeting of Shareholder to be held March 27, 1997 for information regarding compensation paid in excess of $100,000 to executive officers of the Registrant and to the Registrant's Proxy Statement with respect to Salaried Employees Profit Sharing Plan, which is incorporated herein by reference.

                                  16
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held March 27, 1997 for information regarding beneficial ownership of the Company's stock which information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the Registrant's Proxy Statement which is incorporated herein by reference.


                             PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) and (2)  Financial Statements and Schedules

The following financial statements and reports of Independent Auditors appears on pages 9 through 20 of the Company's 1996 Annual Report to Shareholders which financial statements are incorporated herein by reference and attached hereto:


         Report of Crowe Chizek and Company, LLP Independent Auditors Consolidated Balance Sheets, December 31, 1996 and 1995
         Consolidated Statements of Income, Years Ended
              December 31, 1996, 1995, and 1994
         Consolidated Statements of Cash Flows, Years Ended
              December 31, 1996, 1995, and 1994
         Consolidated Statements of Shareholders' Equity, Years Ended
              December 31, 1996, 1995, and 1994
         Notes to Consolidated Financial Statements

Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                                  17
(3)  Listing of Exhibits

Exhibit
Number
---------
  3(a) Amended Articles of Incorporation of Wayne Bancorp, Inc. were filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and are herein incorporated by reference.
  3(b) Wayne Bancorp, Inc., Amended Code of Regulations (Bylaws) were filed with Company's Annual Report on Form 10-K for the year ended December 31, 1992 and is herein incorporated by reference.
  9(a) Trust Division Policy - voting own Bank stock was filed with the Company's Report on Form 10-K for the year ended December 31, 1987 and is herein incorporated by reference.
  9(b) Trust Division Policy - proxy voting policy was filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1987 and is herein incorporated by reference.
   10 Wayne County National Bank Salaried Employee Profit Sharing Trust was filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1986 and is incorporated herein by reference.
  10(a) Salaried Employee Profit Sharing Plan Amended effective January 1, 1987 was filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1987 and is incorporated herein by reference.
  10(b) Employee Stock Ownership Plan effective on January 1, 1987 was filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1987 and is incorporated herein by reference.
   13    Annual Report to Shareholders for the year ended December 31, 1996
   22    Subsidiaries of the Registrant
   27    Financial Data Schedule
   28    Notice of Annual Shareholders' Meeting


(b)  Reports on Form 8-K

There were no Form 8-K's filed during the last quarter of the period covered by this report.

                                  18
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Wayne Bancorp, Inc.

Date:    March 27, 1997                       By:_____________________________
                                                        Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the Capaccities and on dates as indicated.

Signature                   Capacity with Registrant             Date

____________________________                            ____________________
David L. Christopher        Director, Chairman of Board,   March 27, 1997
                            President and CEO
____________________________                            ____________________
James O. Basford            Director                       March 27, 1997

____________________________                            ____________________
Joseph R. Benden            Director                       March 27, 1997

____________________________                            ____________________
David P. Boyle, CPA         Senior Vice President and      March 27, 1997
                            Chief Financial Officer
____________________________                            ____________________
Gwenn E. Bull               Director                       March 27, 1997

____________________________                            ____________________
Dennis B. Donahue           Director                       March 27, 1997

____________________________                            ____________________
Harold Freedlander          Director                       March 27, 1997

____________________________                            ____________________
Frank M. Hays               Director                       March 27, 1997

____________________________                            --------------------
John C. Johnston, III       Director                       March 27, 1997

____________________________                            ____________________
Dietrich Kaesgen            Director                       March 27, 1997

____________________________                            ____________________
Jeffrey E. Smith            Director                       March 27, 1997

____________________________                            ____________________
David E. Taylor             Director                       March 27, 1997

____________________________                            ____________________
Bala Venkataraman           Director                       March 27, 1997

                                  19





EXHIBIT (22)

SUBSIDIARIES OF THE REGISTRANT



                     NAME                        STATE OF INCORPORATION


         Wayne County National Bank                         Ohio


         Wayne National Corporation                         Ohio























                                  20

FIVE YEAR FINANCIAL SUMMARY 1
                                     For the Years Ended December 31,
(In thousands of dollars except per
 share data)                         1996      1995     1994     1993     1992
--------------------------------------------------------------------------------
Statement of Income Summary:
 Total Operating Income............ $29,329   $26,883  $23,695  $22,871  $24,255
 Total Operating Expense...........  21,377    20,566   18,115   17,979   19,970
 Total Interest Income.............  25,430    24,130   21,096   20,232   21,745
 Total Interest Expense............  10,446     9,916    7,931    8,287   10,184
 Net Interest Income...............  14,984    14,214   13,165   11,945   11,561
 Provision for Loan Losses.........     180       120      346      600      750
 Income Before Income Tax Expense
    and Accounting Change..........   7,952     6,317    5,580    4,892    4,285
 Income Tax Expense................   2,420     1,832    1,560    1,480    1,171
 Income Before Accounting Change...   5,532     4,485    4,020    3,412    3,114
 Cumulative Effect of Accounting Change.....                        260
 Net Income........................   5,532     4,485    4,020    3,672    3,114


Per Share Data: 2
 Net Income........................   $1.41     $1.14    $1.03    $0.94    $0.80
 Cash Dividends....................    0.37      0.34     0.29     0.27     0.24
 Book Value........................   10.55      9.65     8.58     7.89     7.14

Balance Sheet Data:
 Total Loans and Leases............$219,366  $212,860 $197,580 $182,200 $176,307
 Allowance for Loan Losses.........   3,657     3,705    3,448    3,040    2,629
 Investment Securities............. 103,294    94,325   93,151   93,389   84,778
 Total Deposits.................... 281,686   274,747  266,545  258,759  254,773
 Shareholders' Equity..............  41,489    37,937   33,640   30,750   27,855
 Total Assets...................... 352,393   330,927  315,685  299,735  291,282

Other Data:
 Employees.........................     172       176      171      175      178
 Shareholders......................   1,254     1,182    1,163    1,158    1,153
 Cash Dividends....................  $1,461    $1,347   $1,157   $1,043     $959
 Cash Dividends as a Percent of
  Net Income......................   26.41%    30.03%   28.77%   28.40%   30.78%

Financial Ratios:
Return on Average Assets..........    1.67%     1.43%    1.33%    1.27%    1.12%
Return on Beginning Equity........   14.58%    13.33%   13.07%   13.18%   12.12%
Equity to Assets..................   11.77%    11.46%   10.66%   10.26%    9.56%
Loans to Deposits.................   77.88%    77.47%   74.13%   70.41%   69.20%
Loans to Total Assets.............   62.25%    64.32%   62.59%   60.79%   60.53%
Allowance for Loan Losses to Total    1.67%     1.75%    1.75%    1.67%    1.51%

1. This summary should be read in conjunction with the related consolidated financal statements and notes to the financial statements.

2. Per share data has been adjusted for stock dividends and splits. See Footnote #2 to the Financial Statements.


SHAREHOLDER INFORMATION

Executive Offices           Transfer Agent              Market Makers
112 West Liberty Street     Wayne County Nat'l Bank    Everen Securities-Wooster
P.O. Box 757                112 West Liberty Street    The Ohio Company-Wooster,
Wooster, Ohio  44691        P.O. Box 757               Sweeney Cartwright
(216) 264-1222              Wooster, Ohio  44691               - Columbus, OH
                                                        McDonald & Company
                                                                 - Canton, OH
All common shares of Wayne Bancorp, Inc are voting shares and are traded in the local over the counter market, primarily with the brokers in the Company's local service area. At December 31, 1996 there are 3,932,271 shares outstanding and 1,226 shareholders of record. The range of market prices are compiled from data provided by the brokers based on the trading activity.

Effective January 7, 1997 the Company's stock began trading on the NASDAQ Stock Market on the Small Cap Market under the symbol "WNNB".



DIVIDEND AND MARKET PRICE DATA*

                                                                   Cash
                                                                 Dividends
Quarter Ended                                    High      Low     Paid
--------------------------------------------------------------------------
1996     March 31.............................   $22.03   $20.13   $0.090
         June 30..............................    23.81    21.91    0.090
         September 30.........................    24.88    23.09    0.095
         December 31..........................    30.00    26.67    0.095


1995     March 31.............................   $17.57   $16.63   $0.081
         June 30..............................    18.29    17.34    0.081
         September 30.........................    18.29    17.34    0.090
         December 31..........................    20.54    18.29    0.090

Per share data has been adjusted for stock dividends and splits.  See Footnote
    #2 to the financial statements.

FORM 10-K

A copy of the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission is available to shareholders without charge. To obtain a copy, direct your request to: David P. Boyle, Senior Vice President and Chief Financial Officer, P.O. Box 757, Wooster, Oh 44691

                                                        January 28, 1997


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

The effectiveness of and compliance with established control systems is monitored through a continuous program of internal audit and credit examinations. In recognition of cost-benefit relationships and inherent control limitations, some features of the control system are designed to detect rather than prevent errors, irregularities and departures from approved policies and practices. Management believes that the system of controls has prevented or detected on a timely basis any occurrences that could be material to the financial statements and timely corrective actions have been initiated when appropriate.

The Company engaged Crowe, Chizek and Company LLP, independent certified public accountants, to render an opinion on the financial statements. The accountants have advised management that they were provided with access to all information and records deemed necessary to render their opinion.

The Board of Directors exercises its responsibility for the financial statements and related information through the Audit Committee, which is comprised entirely of outside directors. The Audit Committee meets on a regular basis with mangement, the Internal Auditor of the Company and Crowe, Chizek and Company LLP to assess the scope of the annual audit plan, to review the status and results of audits, to review the Annual Report and Form 10-K, including major changes in accounting policy and reporting practices, and to approve non-audit related services rendered by the independent auditors.

Crowe, Chizek and Company LLP also meets with the Audit Committee, without management being present, to afford them the opportunity to express their opinion on the adequacy of management's compliance with the established policies and procedures and the quality of the financial reporting.


David L. Christopher                          David P. Boyle, CPA
Chairman of the Board, President              Senior Vice President and
and Chief Executive Officer                   Chief Financial Officer
Wayne Bancorp, Inc.                           Wayne County National Bank


Report of  Crowe, Chizek and Company LLP
Independent Auditors

Board of Directors and Shareholders
Wayne Bancorp, Inc.
Wooster, Ohio

We have audited the accompanying consolidated balance sheets of Wayne Bancorp, Inc. as of December 31, 1996 and 1995 and the related consolidated statements of income, cash flows and and changes in shareholders' equity for the three years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wayne Bancorp, Inc. as of December 31, 1996 and 1995 and the results of operations and cash flows for the three years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.



                                              Crowe Chizek and Company LLP

                                              Columbus, Ohio
                                              January 28, 1997

CONSOLIDATED BALANCE SHEETS

                                                           December 31,
(In thousands of dollars except share data)               1996     1995
--------------------------------------------------------------------------
ASSETS
Cash and due from banks (Note 13)....................... $14,975  $16,015
Federal funds sold......................................   7,620    1,000
                                                        ------------------
         Total cash and cash equivalents................  22,595   17,015
Securities available-for-sale (Note3)................... 103,294   94,325
Loans held for sale.....................................       0    8,539
Loans and leases (Note 4)............................... 219,366  204,321
   Less:
         Unearned income................................     637      749
         Allowance for loan losses (Note 5).............   3,657    3,705
                                                        ------------------
         Net loans and leases........................... 215,072  199,867
Premises and equipment (Note 6).........................   6,215    6,126
Accrued income receivable and other assets (Note 2).....   5,217    5,055
                                                        ------------------
TOTAL ASSETS............................................$352,393 $330,927
                                                        ==================

LIABILITIES
Deposits
     Interest bearing (Note 7)..........................$238,272 $232,512
     Noninterest bearing................................  43,414   42,235
                                                        ------------------
Total deposits.......................................... 281,686  274,747
Securities sold under agreements to repurchase (Note 8).  26,142   15,662
Other liabilities.......................................   3,076    2,581
                                                        ------------------
Total liabilities....................................... 310,904  292,990

SHAREHOLDERS' EQUITY
Common stock, stated value $1.00........................   3,935    1,874
   Shares authorized - 5,400,000 in 1996 and 1995
   Shares issued - 3,935,404 in 1996 and 1,874,284 in 1995
   Shares outstanding - 3,932,129 in 1996 and 1,870,681 in 1995

Paid in capital.........................................  13,356    7,999
Retained earnings (Note 14).............................  24,038   27,368
Treasury stock at cost..................................     (88)    (134)
Unrealized gain (loss) on securities
     available-for-sale,net of tax (Note 3).............     248      830
                                                        ------------------
Total shareholders' equity..............................  41,489   37,937
                                                        ------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............$352,393 $330,927
                                                        ==================

See notes to consolidated financial statements



CONSOLIDATED STATEMENTS OF INCOME
                                                        Years ended December 31,
(In thousands of dollars except per share data)           1996     1995     1994
--------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans........................... $19,546  $18,956  $16,465
Interest on securities
   Taxable...........................................   4,584    3,675    3,193
   Nontaxable........................................   1,116    1,260    1,329
Other interest income................................     184      239      109
                                                     ---------------------------
Total interest income................................  25,430   24,130   21,096

INTEREST EXPENSE:
Interest on deposits (Note 7)........................   9,452    9,276    7,541
Interest on repurchase agreements and
     other borrowed funds............................     994      640      390
                                                     ---------------------------
Total interest expense...............................  10,446    9,916    7,931
                                                     ---------------------------
NET INTEREST INCOME                                    14,984   14,214   13,165
Provision for loan losses (Note 5)...................     180      120      346
NET INTEREST INCOME AFTER PROVISION                  ---------------------------
     FOR LOAN LOSSES.................................  14,804   14,094   12,819

OTHER INCOME:
Service charges and fees.............................   1,340    1,260    1,261
Income from fiduciary activities.....................   1,075      942      833
Gain on Sale of Loans................................     824        0        0
Securities gains (losses), net.......................       6      (12)       2
Other noninterest income.............................     654      563      503
                                                     ---------------------------
Total other income...................................   3,899    2,753    2,599

OTHER EXPENSES:
Salaries and employee benefits (Note 10).............   5,208    5,167    4,399
Occupancy and equipment..............................   1,071    1,089    1,011
Other operating expenses (Note 11)...................   4,472    4,274    4,428
                                                     ---------------------------
Total other expenses.................................  10,751   10,530    9,838


INCOME BEFORE INCOME TAX EXPENSE                        7,952    6,317    5,580
   INCOME TAX EXPENSE (Note 12)......................   2,420    1,832    1,560
                                                     ---------------------------
NET INCOME...........................................  $5,532   $4,485   $4,020
                                                     ===========================
PER SHARE DATA:     (Note 2)
                                                     ---------------------------
NET INCOME...........................................   $1.41    $1.14    $1.03
                                                     ===========================

See notes to consolidated financial statements




CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        Years ended December 31,
(In thousands of dollars except for per share data)       1996     1995     1994
--------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Income...........................................  $5,532   $4,485   $4,020
Adjustments to reconcile net cash provided
  by operating activities:
         Provision for loan losses...................     180      120      346
         Depreciation and amortization...............     734      759      728
         Federal Home Loan Bank stock dividends......     (69)     (23)
         Amortization of investment security premiums and
           accretion of discounts, net...............     331      462      976
         Deferred income taxes.......................     154       21     (223)
         Change in interest receivable...............     190     (154)    (146)
         Change in interest payable..................    (123)     508     (335)
         Other, net..................................     171      318      822
                                                     ---------------------------
Net cash provided by operating activities............   7,100    6,496    6,188

INVESTING ACTIVITIES
Purchase of securities available-for-sale............ (46,976) (27,928) (13,939)
Proceeds from maturities of securities
    available-for-sale...............................  34,625    6,691    1,000
Proceeds from sales of securities
    available-for-sale...............................   2,242      999    6,075
Purchase of  securities held-to-maturity.............           (8,521) (29,342)
Proceeds from maturities of securities
    held-to-maturity.................................           28,910   34,948
Net increase in loans and leases..................... (19,962) (15,047) (15,718)
Proceeds from sales of loans.........................  13,116
Purchase of premises and equipment...................    (587)    (318)  (1,287)
Partnership equity distribution......................                       105
                                                        ------------------------
Net cash used by investing activities................ (17,542) (15,214) (18,158)

FINANCING ACTIVITIES
Net increase in deposits.............................   6,939    8,202    7,786
Net increase in short term borrowings................  10,481    1,801    4,981
Cash dividends paid..................................  (1,228)  (1,133)    (984)
Issuance of common stock.............................                       197
Treasury stock purchased , net.......................    (170)    (228)
                                                     ---------------------------
Net cash provided by financing activities............  16,022    8,642   11,980

Increase (decrease) in cash and cash equivalents.....   5,580      (76)      10
Cash and cash equivalents at beginning of year.......  17,015   17,091   17,081
                                                     ---------------------------
Cash and cash equivalents at end of year............. $22,595  $17,015  $17,091
                                                     ===========================
Significant non-cash transactions:
Transfer of held-to-maturity securities
         to available-for-sale.......................          $45,652
Transfer of loans from portfolio to held for sale....           $8,539
Transfer of loans held for sale to loan portfolio....                    $7,696

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three Years Ended December 31, 1996
                                                                 Unrealized
                                                                 gain(loss)
(In thousands of dollars except per share data)                  on securities
                             Common   Paid-In  Retained Treasury Available-
                              Stock   Capital  Earnings  Stock  for-sale   Total
--------------------------------------------------------------------------------
Balance, January 1, 1994....  $1,772   $4,302   $24,691  ($15)    $140  $30,890

Net income..................                      4,020                   4,020

Cash dividends
    ($.29 per share)........                     (1,139)                 (1,139)

Dividends reinvested........       5      168                               173

Common stock issued.........       6      191                               197

5% common stock dividend at
  fair market value (Note2).      88    3,236    (3,324)

Fractional shares of stock dividend
  paid in cash  (Note 2)....                        (18)                    (18)

Change in unrealized gain/loss on
  securities available for sale,
  net of tax................                                      (483)    (483)

                         -------------------------------------------------------
Balance, December 31, 1994..   1,871    7,897    24,230   (15)    (343)  33,640

Net income..................                      4,485                   4,485

Cash dividends
      ($.34 per share)......                     (1,347)                 (1,347)

Purchase of treasury stock..                             (246)             (246)

Dividends reinvested........       3       99             109               211

Sale of treasury stock......                3              18                21

Change in unrealized gain/loss on
 securities available-for-sale
 net of tax...................                                   1,173    1,173
                         -------------------------------------------------------
Balance, December 31, 1995..   1,874    7,999    27,368  (134)     830   37,937

Net income....................                    5,532                   5,532

Cash dividends
   ($.37 per share)...........                   (1,461)                 (1,461)

Purchase of treasury stock....                           (365)             (365)

Dividends reinvested..........                            248               248

Sale of treasury stock........             32             163               195

2 for 1 stock split........... 1,874             (1,874)

5% common stock dividend at
  fair market value (Note2)...   187    5,325    (5,512)

Fractional shares of stock dividend
  paid in cash  (Note 2)......                      (15)                    (15)

Change in unrealized gain/loss on
 securities available-for-sale,
 net of tax...................                                    (582)    (582)
                         -------------------------------------------------------
Balance, December 31, 1996..  $3,935  $13,356   $24,038  ($88)    $248  $41,489
                         =======================================================

See notes to consolidated financial statements


1. NATURE OF OPERATIONS

Wayne Bancorp, Inc., a one-bank holding company, and its subsidiary, The Wayne County National Bank, conduct general commercial banking business. The
Bank's wholly-owned subsidiary, Wayne National Corporation, is a partner in a leasing company which is no longer active. The Company operates in the single industry of commercial banking. While the Company offers a wide range of services, they are all deemed to be part of commercial banking.

The Wayne County National Bank has eleven banking locations in Wayne, Holmes and Stark Counties in Ohio. A wide variety of services are provided to businesses, individuals, and institutional and governmental customers. These services include commercial and personal checking accounts, savings and time deposits, business and personal loans, real estate loans, credit cards, leases, safe deposit facilities and electronic banking.

The Bank operates a Trust Department which offers complete trust administrative services, and agency, trust and investment services to individuals, corporations, partnerships, institutions and municipalities. In addition, the Trust Department has discount brokerage service which offers stock trading services to customers.



2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Wayne Bancorp, Inc. (the Company), its subsidiary Wayne County
National Bank (the Bank), and the BankUs wholly owned subsidiary, Wayne National Corporation. All significant intercompany transactions have been eliminated.

Securities

Securities are classified into held-to-maturity and available-forsale categories. The held-to-maturity securities are those which management has the positive intent and the Company has the ability to hold to maturity, and are reported at cost, adjusted for amortization of premiums and accretion of discounts. Available-for-sale securities are those which the Company may decide to sell if needed for liquidity, asset-liability management, or other reasons. Available-for-sale securities are reported at fair value, with unrealized gains and losses included as a separate component of equity, net of tax. Realized gains or losses are determined based on the amortized cost of the specific security sold.

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

The accrual of interest on loans is suspended when, in ManagementUs opinion, the collection of all or a portion of the loan principal has become doubtful. When a loan is placed on non-accrual status, accrued and unpaid interest at risk is charged against income. Payments received on non-accrual loans are applied against principal until recovery of the remaining balance is reasonably assured. The carrying value of loans classified as impaired is periodically adjusted to reflect cash payments, revised estimates of future cash flows and increases in the present value of expected cash flows due to passage of time. Cash payments representing interest income are reported as such and other cash payments are reported as reductions in carrying values. Increases or decreases in carrying values due to changes in estimates of future payments or the passage of time are reported as reductions or increases in the provision for loan losses.

Allowance for Loan Losses

The allowance for loan losses is a valuation reserve established through a provision for loan losses charged to expense. The allowance is the amount which, in the opinion of management, is necessary to provide for potential losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on evaluations of the collectibility of loans outstanding, taking into consideration prior loan loss experience, loan quality, current economic conditions and other pertinent factors. Loans which are deemed uncollectible are charged off and deducted from the allowance and recoveries on loans previously charged off are added to the allowance.

On January 1, 1995, the Company adopted SFAS 114, as amended by SFAS 118. Under this standard, loans considered to be impaired, as identified according to internal loan review standards, are reduced to the present value of expected future cash flows or to the fair value of collateral by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to require an increase, such an increase will be reported as a provision for loan losses charged to operations. The effect of adopting this standard did not materially effect the allowance for loan losses at January 1, 1995 or at December 31, 1995.

Management analyzes commercial and certain other loans on an individual basis and classifies a loan as impaired when an analysis of the borrower's operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Often this is associated with a delay or shortfall in payments of 30 days or more. Smaller balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one to four family residences, residential construction loans, consumer automobile, home equity and credit card loans with balances less than $300 thousand. In addition, loans held for sale and leases are excluded from consideration as impaired. Loans are generally moved to non-accrual status when 90 days or more past due. These loans are often also considered impaired. Impaired loans, or portions thereof, are charged off when deemed uncollectible. The nature of the disclosures for impaired loans is considered generally comparable to prior nonaccrual loans and non-performing and past due asset disclosures. The adoption of SFAS 114 had no impact on the comparability of the December 31, 1996 or 1995, allowance for loan losses to prior periods.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on a straight-line method over the estimated useful life of the asset. Maintenance and repairs are charged to expense as incurred and major improvements are capitalized.

Other Real Estate

Other real estate is recorded at the lower of cost or fair value, less estimated costs to sell. Any reduction from the carrying value of the related loan to fair value at the time the property is acquired is accounted for as a loan charge-off. Any subsequent reductions in the fair value are reflected in a valuation allowance through a charge to other real estate expense. Expenses incurred to carry other real estate are charged to operations as incurred. There was no other real estate held at December 31, 1996 and 1995.

Investment in Affiliate

The Bank's 20% partnership interest in NB5 Financial Services is reported using the equity method of accounting. NB5 Financial Services is an Ohio general partnership engaged in equipment leasing activities. Due to changes in the demand for leases, the partners have determined that NB5 will not continue generating new leases. As existing leases are paid, equity distributions will be made to the partners. There were no capital distributions in 1996 or 1995.

Intangibles

Intangible assets arising from the Bank's acquisition of four branches of the former First Savings and Loan Company of Massillon, F.A., in July of 1991 are included in Other Assets in the accompanying Consolidated Balance Sheet and are summarized as follows:

Goodwill                        $739
Core Deposit Intangible          223

Goodwill is being amortized using a method and life which corresponds to the accretion of the loan discount. Core deposit intangible is being amortized by deposit component, on a level yield basis over a ten year period. Amortization of these intangibles totaled $236 thousand, $250 thousand, and $290 thousand for 1996, 1995 and 1994 respectively.

Income Taxes

The Company records income tax expense based on the amount of taxes due on its tax return plus the change in deferred taxes. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed by using enacted tax rates.

Dividend Reinvestment Plan

The Company has established a dividend reinvestment plan whereby the Company's shareholders are eligible to acquire new common shares of stock at 100% of the current estimated fair market value in lieu of receiving cash dividends. Shareholders can have all or part of their normal cash dividends reinvested in the CompanyUs stock. During 1996, 10,037 shares of stock were allocated under the plan in lieu of cash dividends of $248 thousand. Of the shares allocated, all were obtained from a reduction in the treasury stock.

Consolidated Statement of Cash Flows

Cash and cash equivalents include cash, noninterest bearing deposits with banks and federal funds sold. As permitted, the Company reports cash flows from certain transactions on a net basis. For the years ended December 31, 1996, 1995 and 1994, income taxes paid totaled $2.54 million, $1.83 million, and $1.75 million and interest paid totaled $10.57 million, $9.40 million, and $8.32 million respectively.

Per Share Amounts

Net income per share computations are based on the weighted average number of shares of common stock outstanding during the year. In November of 1994, and 1996 the Company declared a 5% stock dividend. These dividends were recorded by the transfer of the market value of the new shares from Retained Earnings to Common Stock and Paid in Capital. Fractional shares resulting from the stock dividends were paid in cash. In June of 1996, the Board of Directors voted to split the stock on a 2 for 1 basis. The split was effective June 15, 1996 and payable to shareholders on June 30, 1996. All per share data has been retroactively adjusted for the stock split and stock dividends.

Weighted average shares outstanding for December 31, 1996, 1995, and 1994 were 3,932,527, 3,931,595 and 3,918,907, respectively.

Fair Values of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed separately. Fair value estimates involve uncertainties and matters of significant judgement regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value of estimates of existing on-and-off-balance sheet financial instruments does not include the value of anticipated future business or the values of assets and liabilities not considered financial instruments.

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

Concentration of Credit Risk

The Wayne County National Bank grants residential, consumer and commercial loans and also leases assets to customers located in Wayne, Holmes and Stark Counties. The makeup of the loan portfolio at December 31, 1996, was as follows:

Commercial                        41%
Real Estate Loans                 37%
Consumer Loans                    18%
Home Equity Loans                  3%
Direct Financing Leases            1%

Reclassifications

Certain reclassifications have been made to amounts previously reported to conform with the current financial statement presentation.


3. INVESTMENT SECURITIES

The summary of amortized cost and fair values of securities available-for-sale at December 31, 1996:
                                        Gross     Gross
Securities                  Amortized Unrealized Unrealized    Fair
Available-for-Sale              Cost    Gains     Losses      Value
---------------------------- -------- -------- ---------   ------------
U.S. Treasury                $23,043      $84      ($65)    $23,062
Federal Agency
     Obligations              17,446       83      (118)     17,411
Federal Agency Pools          23,173      159      (135)     23,197
Obligations of States and
      Political Subdivisions  21,009      397       (28)     21,378
Other Securities              18,246       63       (63)     18,246
                             -------- -------- ---------   -----------
                            $102,917     $786     ($409)   $103,294
                             ======== ========  ========   =========

The summary of amortized cost and fair values of securities available-for-sale at December 31, 1995:
                                        Gross     Gross
Securities                  Amortized Unrealized Unrealized    Fair
Available-for-Sale              Cost    Gains    Losses        Value
---------------------------- -------- -------- ---------    -----------
U.S. Treasury                $21,848     $339      ($10)     $22,177
Federal Agency
     Obligations              20,738      229       (23)      20,944
Federal Agency Pools          13,816      181       (42)      13,955
Obligations of States and
      Political Subdivisions  20,612      536       (22)      21,126
Other Securities              16,056       91       (24)      16,123
                             -------- -------- ---------    ---------
                             $93,070   $1,376     ($121)     $94,325
                             ======== ========   ========   ==========

During the years ended December 31, 1996 and 1995, proceeds from the sales of available-for-sale were $2.2 million and $1 million respectively. Gross gains of $9 thousand in 1996 and gross losses of $3 thousand and $1 thousand in 1996 and 1995 respectively are included in earnings. In 1995, proceeds from the sale of held-to-maturity securities who's maturity date was within 90 days of the sale were $8 million with gross realized gains of $1 thousand and losses of $12 thousand included in earnings.

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

The amortized cost and estimated market value of the available-for-sale securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities may differ from the contractual maturity as borrowers may have the right to call or prepay the obligations with or without call or prepayment penalties.

                                   Amortized  Fair
                                     Cost     Value
                                   -------- -----------
         Due in one year or less    $26,399  $26,527
         Due after one year
             through five years      41,659   41,800
         Due after five years
             through ten years        8,054    8,121
         Due after ten years          2,085    2,101
                                   -------- -----------
                                    $78,197  $78,549
         Federal Agency Pools
             and Mortgage Backed
             Securities              23,173   23,197
         Equity Securities            1,425    1,425
         Other Securities               122      123
                                    -------- ----------
                                   $102,917 $103,294
                                   ======== ========

Securities were pledged to secure public and trust deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law. Such pledged securities at December 31, 1996 and 1995 had a carrying value of $43.3 million and $39.1 millon respectively.


4. LOANS AND LEASES

     The composition of the loan portfolio at December 31 is as follows:

                                     1996    1995
                                    ------  ------
         Commercial               $90,638  $81,740
         Real Estate               79,859   70,760
         Consumer Installment      39,183   36,954
         Direct Lease Financings    3,246    3,435
         Credit Card                         5,472
         Home Equity                6,417    5,934
         Other Loans                   23       26
                                  -------- ---------
                                 $219,366 $204,321
                                 ======== ==========

The Bank leases various types of equipment and automobiles to its customers, which are classified as direct financing leases. All leases have terms ranging from two to five years. The composition of the net investment in direct financing leases included in loans at December 31 is as follows:

                                       1996     1995
                                     -------   -------
    Minimum Lease Payments
             Receivable              $3,237   $3,423
         Residual Value of Leased
             Property (Unguaranteed)      9       12
                                   -------- --------
                                      3,246    3,435
         Less: Unearned Income          472      547
                                   -------- --------
         Net Investment In Direct
             Financing Leases        $2,774   $2,888
                                   ======== ========

The following schedule summarizes by year the minimum lease payments receivable on direct financing leases at December 31, 1996.

Years Ended December 31
              1997 ..................  $1,508
              1998 ..................     924
              1999 ..................     518
              2000 ..................     234
              2001 ..................      53
                                      --------
                                       $3,237
                                      ========

The Bank has granted loans to the officers and directors of the Company and its subsidiaries and related business interests. The aggregate dollar amount of these loans was $1.1 million and $954 thousand at December 31, 1996 and 1995, respectively. During 1996, $496 thousand of new loans and advancements were made and the repayments on loans to these parties totaled $363 thousand.

5.  ALLOWANCE FOR LOAN LOSSES

     A summary of the activity in the allowance for loan losses is as follows:

                                    1996     1995     1994
                                   ------   ------  -------
         Balance at Beginning
             of Year               $3,705   $3,448    $3,040
         Loans Charged Off           (412)    (230)     (183)
         Loan Recoveries              184      367       245
         Provision for Loan
             Losses                   180      120       346
                                  -------- -------- ---------
         Balance at End of Year    $3,657   $3,705    $3,448
                                  ======== ======== =========

The Bank had one impaired loan at December 31, 1996 with a balance of $924 thosand. The impaired loan had $215 thousand of the allowance for loan losses allocated at December 31, 1996, although the entire allowance remains available for charge-off of any loan. Impaired loans averaged $1.1 million in 1996. Income recognized during the year ended December 31, 1996 amounted to $74 thousand. Interest income recognized on the cash basis for the year ended December 31, 1996 totaled $72 thousand. There were no impaired loans in 1995.

6. PREMISES AND EQUIPMENT

A summary of the premises and equipment balances at December 31 is as follows:

                                     1996     1995
                                   -------  -------
         Land                       $1,152   $1,213
         Premises and Leasehold
             Improvements            6,533    6,489
         Furniture and Equipment     3,456    2,911
                                   -------- -------
                                    11,141   10,613
         Less Accumulated
              Depreciation          (4,926)  (4,487)
                                   -------- --------
                                    $6,215   $6,126
                                   ======== ========

Depreciation expense was $439 thousand, $509 thousand, and $438 thousand in 1996, 1995 and 1994.


7.  DEPOSITS

Time certificates of deposit with a balance of $100 thousand or more, were $15.9 million and $17.8 million at December 31, 1996 and 1995 respectively. Interest expense on these deposits was $1.03 million $959 thousand and $440 thousand for 1996, 1995, and 1994, respectively.

At year end 1996, stated maturities of time deposits with a remaining maturity greater than one year were as follows:

                       1997                     $81,232
                       1998                      23,288
                       1999                       6,970
                       2000                       4,877
                       2001                       2,784
                                              ----------
                                               $119,151
                                              ==========

8.   BORROWINGS

Federal funds purchased, securities sold under agreements to repurchase and treasury tax and loan deposits are financing arrangements. Physical control is maintained for all securities sold under repurchase agreements. Information concerning securities sold under repurchase agreements is as follows:

                                                 1996     1995
                                              -------------------
Average month-end balance during the year       $20,282  $10,947
Average interest rate during the year              4.64%    5.32%
Highest month-end balance during the year       $29,854  $15,872


Securities underlying these agreements at year-end were as follows:

                                                 1996     1995
                                              -------------------
Amortized cost of securities                    $31,227  $16,000
Fair Value                                      $31,288  $16,239

9.  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Cash, Short Term Investments and accrued interest
For these short-term instruments, the carrying amount is a reasonable estimate of the fair value.

Investment Securities
Fair values are based on a quoted market price, if available.   If a quoted
market price is not available, fair value is estimated using quoted market prices for similar instruments.

Loans and Leases
For certain homogeneous categories of loans, such as some residential mortgages, credit card receivables, and other consumer loans, fair value is estimated using quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. The fair value of other types of loans is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. For variable rate loans, the carrying amount approximates fair value.

Deposits
Fair values for deposit liabilities with defined maturities are based on the discounted value of future cash flows expected to be paid, using the current rate offered for similar deposits with the same remaining maturities. For deposit liabilities with no defined maturities, the fair value is the amount payable on demand. For time deposits with variable rates, the carrying value approximates market value.

Securities Sold Under Agreements to Repurchase
For these short term deposit instruments, the carrying value is a reasonable estimate of the fair value.

Commitments to Extend Credit and Standby Letters of Credit
The fair value of commitments is estimated using the fees currently charged to enter similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counter-parties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit isbased on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

The estimated  fair values of the Bank's financial instruments are as follows:

                                             1996
                                 Carrying             Fair
                                   Value             Value
                               --------------    --------------
         Financial Assets:
            Cash and Short-term
                Investments             $22,595            $22,595
             Investment Securities      103,294            103,294
             Loans and Leases           218,729            222,043
             Less: Allowance for
                Loan Losses              (3,657)            (3,657)
              Accrued Interest            2,879              2,879

         Financial Liabilities:
             Deposits                  (281,686)          (281,711)
             Securities Sold Under
                Agreement to
                 Repurchase             (26,142)           (26,142)
              Accrued Interest           (1,335)            (1,335)

         Off Balance Sheet Financial Instruments:
              Commitments to
                Extend Credit            36,380             36,380
              Standby Letters
                of Credit                 1,951              1,963

                                                1995
                                     Carrying           Fair
                                      Value             Value
                                  --------------    --------------
         Financial Assets:
            Cash and Short-term
                Investments          $17,015            $17,015
             Investment Securities    94,325             94,325
             Loans Held for sale       8,539              8,560
             Loans and Leases        203,572            206,176
             Less: Allowance for
                Loan Losses           (3,705)            (3,705)
              Accrued Interest         3,069              3,069

         Financial Liabilities:
             Deposits               (274,747)          (275,253)
             Securities Sold Under
                Agreement to
                 Repurchase          (15,662)           (15,662)
              Accrued Interest        (1,458)            (1,458)

         Off Balance Sheet Financial Instruments:
              Commitments to
                Extend Credit         25,278             25,278
              Standby Letters
                of Credit              1,774              1,786

10. EMPLOYEE BENEFIT PLANS

The Bank sponsors a noncontributory Profit Sharing Retirement Plan (PSRP) and Employee Stock Ownership Plan (ESOP) in which all salaried employees with one year or more of service participate. Annual contributions are made by the Bank to both plans in an amount which is the lesser of 8.5% of the Bank's current profits or 6.375% of the aggregate compensation paid in such year to all eligible participants. Actual contributions paid to the plans for the three years ending December 31 were:

                                         1996     1995      1994

                   PSRP..............    $293      $255     $244
                   ESOP..............     217       189      181
                                      -------- --------- --------
                                         $510      $444     $425
                                      ======== ========  ========

The ESOP held 129,719 shares at December 31, 1996, 119,375 shares at December 31, 1995, 109,326 shares at December 31, 1994.

11. OTHER OPERATING EXPENSES

Other operating expenses include the following major categories of expense:

                                1996     1995     1994

         Data Processing      $1,100   $1,116    $1,089
         FDIC Insurance          221      354       570
         Franchise Taxes         527      484       437
         Intangible
              Amortization       236      250       290
         Donations               349       70        40
         Other Operating       2,039    2,000     2,002
                             -------- -------- --------
                              $4,472   $4,274    $4,428
                             ======== ======== ========

12. INCOME TAXES

     Income tax expense and related balance sheet accounts are as follows:

                                         1996     1995      1994

Federal Current                        $2,266    $1,811   $1,783
Federal Deferred (Benefit)                154        21     (223)
                                      -------- --------- --------
                                       $2,420    $1,832   $1,560
                                      ======== ========  ========

The sources of gross deferred tax assets and gross deferred tax liabilities at December 31, are as follows:
                                                       1996     1995     1994
Items giving rise to deferred tax assets:
Allowance for loan losses in excess
      of tax reserves                                  $843     $886     $798
Deferred loan fees                                       93      165      202
Unrealized loss on securities available-for-sale                          177
Other                                                   126      102       61

Items giving rise to deferred tax liabilities:
Depreciation                                           (180)    (199)    (227)
Leases                                                 (438)    (436)    (347)
Unrealized gain on securities available-for-sale       (128)    (427)
Other                                                  (164)     (84)     (32)
                                                  ----------------------------
Net deferred tax assets                                $152       $7     $632
                                                  ============================

The reasons for the differences between income tax expense and the amount computed by applying the statutory federal income tax rate of 34% for the three years presented are as follows:

                                        1996     1995     1994
         Tax at Federal
            Statutory Rate            $2,704   $2,141    $1,897
         Effect of Tax-Exempt
             Income                     (325)    (371)     (400)
         Effect of Non-deductible
             Goodwill Amortization        61       61        61
         Other                           (20)       1         2
                                     -------- -------- --------
                                      $2,420   $1,832    $1,560
                                     ======== ======== ========

13. COMMITMENTS AND CONTINGENCIES

As of December 31, 1996, the Bank had outstanding standby letters of credit of $1.95 million. These letters of credit are backed by notes signed by the customer. These notes are variable rate. Also at that date, the Bank had commitments outstanding to extend credit and unfunded lines of credit for customers totaling approximately $36.4 million. All of these unfunded commitments are variable rate and mature within one year. These commitments generally require the customer to maintain certain credit standards. Management does not anticipate any material losses as a result of these commitments.
At December 31, 1996, the Bank was required to maintain $5.2 million either in cash or in balances with the Federal Reserve Bank. These balances do not earn interest.


14.  REGUATORY MATTERS

Dividends are paid by the Company from its assets which are mainly provided by the dividends from the Bank. However, certain restrictions exist in regard to the ability of the Bank to transfer funds to the Company in the form of dividends. The approval of the Comptroller of the Currency is required to pay dividends in excess of the Bank's earnings retained in the current year plus retain retained profits from the preceding two years. The amount of retained earnings available for dividends without approval from the Comptroller of the Currency is approximately $64 thousand at December 31, 1996.

The Company and Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgements by regulators about components risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and crititically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration is required.

The regulatory minimum requirements are:

                                  Capital to Risk-
                                 Weighted Assets        Tier 1 Capital to
                                Total   Tier 1            Average Assets
                               ------------------          ---------

Well Capitalized                  10%       6%                 5%
Adequately Capitalized             8%       4%                 4%
Undercapitalized                   6%       3%                 3%

At year-end, consolidated actual capital levels (in millions) and minimum required levels were:

                                                             To Be well
                                                           Capitalized Under
                                        For Capital        Prompt Corrective
                             Actual   Adequacy Purposes    Action Provisions
                            ----------------------------------------------------
                             Amount    Ratio    Amount    Ratio   Amount   Ratio
                            ----------------------------------------------------
As of December 31, 1996:

Total Capital
  (to Risk Weighted Assets)  $43,287   19.5%  $17,752  > 8.0%   $22,190  > 10.0%

Tier I Capital
  (to Risk Weighted Assets)  $40,502   18.3%   $8,876  > 4.0%   $13,314  > 6.0%

Tier I Capital
  (to Average Assets)        $40,502   12.3%  $13,211  > 4.0%   $16,513  > 5.0%

As of December 31, 1995:

Total Capital
  (to Risk Weighted Assets)  $38,842   18.4%  $16,905  > 8.0%   $21,132  > 10.0%

Tier I Capital
  (to Risk Weighted Assets)  $36,187   17.1%   $8,453  > 4.0%   $12,679  > 6.0%

Tier I Capital
  (to Average Assets)        $36,187   11.6%  $12,478  > 4.0%   $15,598  > 5.0%

The Company and Bank at year-end 1996 were categorized as well capitalized.


15. WAYNE BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

BALANCE SHEET                               December 31,
ASSETS                                     1996     1995

Cash                                         $2      $58
Short Term Investments                      951      544
Subordinated Note from Sub               10,000
Investment in Bank Subsidiary            30,565   37,079
Premises                                      0      287
                                       -------- ---------
TOTAL ASSETS                            $41,518  $37,968
                                       ======== =========

LIABILITIES                                 $29      $31
SHAREHOLDERS' EQUITY                     41,489   37,937
                                       -------- ---------
TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                $41,518  $37,968
                                       ======== =========

STATEMENT OF  INCOME
                                               Years Ended December 31,
                                               1996     1995      1994

Dividends from Subsidiary                  $11,461    $1,348   $1,157
Other Income                                    33        37       14
                                          -------- --------- ---------
                                            11,494     1,385    1,171
Other Expenses                                  31        16       29
                                          -------- --------- ---------
Income Before Income Taxes and Equity in
     Undistributed Net Income of Bank
     Subsidiary                             11,463     1,369    1,142
Federal Income Tax Expense (Benefit)            (2)        7       (4)
                                          -------- --------- ---------
                                            11,465     1,362    1,146
Equity in Undistributed Net Income of
     Bank Subsidiary                        (5,933)    3,123    2,874
                                          -------- --------- ---------
Net Income                                  $5,532    $4,485   $4,020
                                          ======== =========  ========

STATEMENTS OF CASH FLOWS
                                                   Years Ended December 31,
                                                   1996      1995     1994
OPERATING ACTIVITIES
Net Income                                       $5,532   $4,485   $4,020
Adjustments to Reconcile Net
     Income to Net Cash Provided
     by Operating Activities:
     Depreciation                                     4        9        9
     Undistributed Equity Earnings                5,933   (3,123)  (2,874)
     Other, Net                                      (3)       6       (4)
                                               --------- -------- --------------
Net Cash Provided by
     Operating Activities                        11,466    1,377    1,151

INVESTING ACTIVITIES
Purchase of  Securities Available-for-sale         (852)    (102)    (414)
Purchase Subordinated Note from Sub             (10,000)
Proceeds from Sales and Maturities
     of  Securities Available-for-Sale              445      143
Proceeds from the Sale of Premises                  283
                                               --------- -------- --------------
Net Cash Provided (Used) by
     Investing Activities                       (10,124)      41     (414)

FINANCING ACTIVITIES
Issuance of Common Stock                            195       16      197
Cash Dividends                                   (1,228)  (1,133)    (984)
Common Stock Repurchased                           (365)    (244)
                                               --------- -------- --------------
Net Cash Used by Financing
     Activities                                  (1,398)  (1,361)    (787)
                                               --------- -------- --------------
Increase (Decrease) in Cash                         (56)      57      (50)
Cash at Beginning of Year                            58        1       51
                                               --------- -------- --------------
Cash at End of Year                                  $2      $58       $1
                                               ========  ======== ========

16.  QUARTERLY FINANCIAL DATA     (Unaudited)

                            March 31  June 30 September 30   December 31
1996                        ----------------------------------------------

Interest Income               $6,287   $6,279    $6,409        $6,455
Net Interest Income            3,733    3,637     3,813         3,801
Provision for Loan Losses         45       45        45            45
Net Income                     1,291    1,208     1,293         1,740
Earnings Per Share              0.32     0.31      0.32          0.46

1995

Interest Income               $5,757   $5,982    $6,094        $6,297
Net Interest Income            3,452    3,539     3,553         3,670
Provision for Loan Losses         30       30        30            30
Net Income                     1,099    1,120     1,140         1,126
Earnings Per Share              0.28     0.29      0.29          0.29

MANAGEMENT DISCUSSION AND ANALYSIS

INTRODUCTION

The following is management's discussion and analysis of the financial condition and results of operations of Wayne Bancorp, Inc., (the Company). It is presented to aid in understanding the consolidated financial statements and related information of the Company. Wayne Bancorp, Inc. is a locally owned and operated one-bank holding company whose principal subsidiary is the Wayne County National Bank (the Bank). The Bank provides banking and financial related services to individual and commercial customers in Wayne, Holmes, and Stark counties. The Bank's deposits are insured by the Federal Deposit Insurance Corporation. The Bank is a member of the Federal Reserve System and is subject to supervision, examination and regulation by the Comptroller of the Currency. This review should be read in conjunction with the audited consolidated financial statements, footnotes, included ratios and statistics and other discussion contained in this report and on the Company's Form 10-K.

In addition to the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Company's operations and the Company's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and the Company's general market area.


TABLE I: Financial Ratios for Five Years
Profitability
________________________________1996_____1995_____1994______1993_____1992___
Rate of return on:
      Average Assets........    1.67%    1.43%     1.33%    1.27%    1.12%
      Average Equity........   14.05    12.56     12.44    12.43    11.55
      Beginning Equity......   14.58    13.33     13.07    13.18    12.12
As a Percent of Average Assets:
      Net Interest Income...    4.53%    4.54%     4.37%    4.13%    4.14%
      Non-Interest Income...    1.18     0.88      0.86     0.92     0.90
      Provision of Loan and Lease
            Losses..........    0.05     0.04      0.11     0.21     0.27
      Non-Interest Expense..    3.25     3.34      3.26     3.15     3.24
Cash Dividends Per Share....   $0.37    $0.34     $0.29    $0.27    $0.24
Dividends as a percent of Net
      Income................   26.41%   30.03%    28.77%   28.40%   30.78%

Other
Average Loans & Leases to
      Average Deposits......   79.92%   78.11%    73.67%   69.20%   66.41%
Net Loan & Lease Charge-offs
      (Recoveries) to Average
      Loans & Leases........    0.11% (0.07%)   (0.03%)     0.11%    0.11%
Allowance to Year End Net
      Loans & Leases........    1.67%    1.75%     1.75%    1.67%    1.51%
Average Shareholders' Equity to
      Average Assets........   11.89%   11.41%    10.72%   10.25%    9.66%
Changes in Average Balances:
      Total Assets..........    5.76%    3.80%     4.57%    3.34%    7.70%
      Shareholders' Equity..   10.20%   10.54%     9.37%    9.61%    7.93%
      Loans and Leases......    3.86%   10.72%     9.55%    4.11%   12.41%
      Deposits..............    1.51%    2.43%     2.90%    2.57%    8.89%


RESULTS OF OPERATIONS

Net income for 1996 was $5.53 million or $1.41 per share compared to $4.49 million or $1.14 per share for 1995. 1995 net income of $4.49 million or $1.14 per share increased compared to $4.02 million or $1.03 per share for 1994. 1996 net income surpassed 1995 net income by $1.05 million or 23.3%. 1995 net income surpassed 1994 net income by $465 thousand or 11.6%.

Return on average assets for 1996 was 1.67% compared to 1.43% in 1995 and 1.33% in 1994. Return on average equity for these same periods was 14.05%, 12.56%, and 12.44% respectively.

The allowance for loan and lease losses to total net loans and leases ratio at December 31, 1996 was 1.67% compared to 1.75% in 1995 and 1994.

As discussed in more detail below, the increase in net income for 1996 resulted primarily from a $770 thousand or 5.4% higher net interest margin and a one time $824 thousand gain on the sale of the credit card business. These items which increased the Company's earnings for 1996 were partially offset by an increase in total other operating expenses of $221 thousand. Non-interest income exclusive of the gain on the sale of the credit cards, increased $322 thousand or 11.7% from 1995 to 1996. This increase is primarily attributed to increased revenue from the Trust and Investment Services Department. Net Interest Income

Net interest income represents the primary source of earnings for Wayne Bancorp, Inc. Net interest income represents the difference between interest income generated by earning assets offset by interest expense generated by interest bearing liabilities. Net interest income is impacted by changes in interest rates, volume and composition of both earning assets and interest bearing liabilities as well as the level of non-interest bearing demand deposit accounts. During 1996, the Company saw a relatively stable interest rate environment in the lending function and a slightly declining rate environment in the deposit and investment areas. As a result of this rate environment and the Company's balance sheet position, the Company was able to increase the net interest income from $14.2 million in 1995 to $15.0 million in 1996, representing a 5.4% increase.

Total interest income increased $1.3 million or 5.4% in 1996 over 1995. There are two primary factors contributing to this increase. First, the total loan portfolio of the Bank grew by $6.5 million over 1995. The majority of these new loans are fixed rate residential real estate loans or commercial loans that have their interest rate tied to the national prime rate. During 1996, the national prime rate used by the Bank decreased in February to 8.25% and has been flat through December. With the bulk of these loans being originated in the first six months of the year when the rates were higher, the Company was able to book the fixed rate mortgages at higher rates during the first half of the year. Interest rates on real estate loans have declined slightly through the end of the year. The second primary factor that contributed to this increase was that the investment portfolio was repricing bonds purchased in 1993 and early 1994 which had yields as low as 4.0% with bonds yielding as much as 6.75%. The activity in the investment portfolio accounted for $765 thousand or 58.9% of the growth in the total interest income. Finally, in the early part of 1996, the investment portfolio sales and maturities were used to fund the loan growth. The investment portfolio by design has a short average life which means generally lower yielding assets than the loan portfolio. During the year, securities either matured or were sold with yields in the 5.75% range and were replaced with loans which were at the time in the 8% to 10% range. 1 to 4 family real estate loans were sold in the first quarter with yields averaging under 7.0%. These loans were replaced with new real estate loans with yields slightly over 8% on average.

The average yield on earning assets for 1996 was 8.15%, which was consistent with the 8.19% yield in 1995 and an increase over the 7.45% in 1994. The increase in the loan volume resulted in an increase in average earning assets of over $17.8 million.
This was offset by an increase in the yield cost on the deposit and short-term borrowing liabilities of the Bank from 3.59% in 1995 and 2.95% in 1994 to 3.61% in 1996. Based on the Company's projections for the coming year, including a declining interest rate environment for at least the first half of 1997, management anticipates an approximate 4% increase in net interest income in 1997.

Interest expense on repurchase agreements and other borrowed funds increased $354 thousand or 55.3% in 1996. The largest portion of this increase is attributed to the increased level of repurchase agreements. The average outstanding balance for repurchase agreements during 1996 was $20.3 million compared to $10.9 million in 1995. In addition to the increase in the repurchase agreements, the interest cost of these accounts has fluctuated from 3.90% in 1994 to 5.32% in 1995 to 4.64% in 1996.
This decrease in rate is due to the nature of these accounts in that their interest rate is tied to a 90 day treasury index. During 1996, this index has been somewhat declining. Management expects this expense to fall in 1997 as short term rates are expected to fall into the 4.25% range by year end 1997.

The Bank's Asset/Liability committee monitors the maturity structure of all assets and liabilities on a monthly basis in order to maintain stability in the net interest income during volatile interest rate periods. During 1996 the Company was primarily in a negative GAP position. In theory this meant that during a falling rate environment, the net interest margin should increase. With a relatively stable interest rate environment as was the case in 1996, the Company was able to increase the net interest margin as earning assets grew more than the paying liabilities and the liabilities repriced downward faster than the assets.

Management anticipates short term interest rates to continue to decline in 1997, with a possible slight increase in long-term interest rates, resulting in a more positively sloped yield curve. Management's intentions would be to maintain the current negative GAP position. This will allow the net interest margin to widen as interest rates move downward. Provision and

Allowance for Loan and Lease Losses

The provision for loan and lease losses is an expense item charged to operations of the Company. The provision is recorded to maintain the balance sheet related allowance for loan and lease losses at a level which will shield the Bank's earnings and capital from decline due to credit losses. The allowance is determined by Bank management based on estimates of possible losses in the current loan and lease portfolio. Management also considers the past historical loss experience, the mix and size of the loan portfolio as well as current and expected future economic conditions in their assessment of the adequacy of the allowance for loan and lease losses. Consideration is also given to the information known about specific borrowers or industry groups which are subject to change over time.

In addition to the analysis management prepares to determine the adequacy of the allowance for loan losses, management monitors the level of the allowance to total net loans and leases. This ratio will change from time to time, based on the growth in the various types of loans in the portfolio and the relative increase or decrease in the quality of the loan portfolio. During 1996, the Company maintained the ratio of allowance coverage of total net loans and leases at 1.67% of total net loans and leases, compared to 1.75% in 1995 and 1994. The coverage ratio declined for 1996 due to the charge off of approximately $200 thousand in December and growth in the loan portfolio. For the twelve months ended December 31, 1996, the Bank was in a net chargeoff position versus 1995 and 1994, where the Bank was in a Net recoveries position, where recoveries of loans previously charged off were greater than the amount of loans currently charged off. Despite the decrease in the allowance as a percentage of loans, the ratio is still above peer averages.

Past due and non-performing loans are one of the primary factors that management considers to determine the adequacy of the allowance for loan and lease losses. At December 31, 1996 the Company had loans that were past due over 90 days or on non-accrual status of approximately $1.1 million compared to $203 thousand at December 31, 1995. Loans on non-accrual status were approximately $924 thousand and $15 thousand respectively. In addition, the Company's loan portfolio showed loans past due 30 days or more as approximately $1.8 million or .83% of total loans at December 31, 1996. These same numbers in 1995 were $452 thousand representing .21% of total loans. While the loan portfolio has shown a slight increase in delinquencies, past due and non-performing loans are still below peer. With this type of current quality, management feels that the Company had adequate reserves set aside to cover potential loan problems.

The provision for loan and lease losses charged to operations was $180 thousand in 1996 compared to $120 thousand in 1995 and $346 thousand in 1994. The increase was based on management's evaluation of the quality of the loan portfolio and the growth in the portfolio. The net recovery position in 1995 is due mostly to the collection of a previously charged off leverage lease in the amount of $137 thousand. Management feels that based on the current loan portfolio quality and the adequacy of the allowance for loan and lease losses, that the provision charged to operations for 1997 will be comparable to the 1996 level. Non-Interest Income

Total non-interest income for 1996 was $3.90 million compared to $2.75 million in 1995, an increase of $1.15 million or 41.6%. The major components of non-interest income are service charges on deposit accounts, income from the Trust and Investment Services and fees for other services. Service charges and fees on deposit accounts amounted to $1.34 million in 1996 and $1.26 million in 1995. The Company's management monitors the market to ensure that the fees charged on these types of accounts are competitive in the marketplace. In addition, management reviews the costs associated with offering these accounts when considering the price of the service to the customer. Base service charges per account have not increased since mid-year 1992. These charges will be reviewed in the second quarter of 1997, and if necessary, will be adjusted.

The Trust and Investment Services Department at the Wayne County National Bank provides a complete line of trust and investment services. The Department provides individually managed portfolios in order to provide the investment flexibility required to meet the needs of each and every Trust customer. During 1994, the Trust Department added additional non-deposit type investment products, including mutual funds. In the coming months and years, the Department anticipates offering a full line of investment products for the traditional investor. The Department is active in management of individual stock and bond portfolios as well as company sponsored benefit plans. It is management's belief that this Department will continue to grow and to increase its contribution to the earnings of the Company.

The Trust and Investment Services Department has had another record earnings year. Trust income grew to $1.08 million from $942 thousand in 1995 and $833 thousand in 1994. The trend in the Trust Department over the past ten years has been steady growth in both earnings and assets under management.

Other non-interest income consists primarily of charges for other banking related services, such as, fees for safe deposit box rental, check cashing fees, brokerage fees, fees for servicing mortgages sold into the secondary market and gains on the sale of loans. In 1996, income from these activities as well as other miscellaneous income was $1.49 million. This represents an increase of $915 thousand or 162.5% from 1995. The primary reason for this increase is that the Bank sold the entire credit card portfolio in the fourth quarter. The sale was approved by the Company's board of directors based on the fact that increased competition made it difficult to grow the portfolio, yet the costs associated with managing the portfolio continued to increase. The gain on this sale amounted to $824 thousand on a pre-tax basis. Non-interest Expenses

Non-interest expenses are comprised of the expenses of the Company related to salaries and employee benefits, occupancy and equipment and other operating expenses. In total, non-interest expenses were $10.75 million, an increase of $221 thousand or 2.1% over 1995. The 1995 figure represented an increase of $692 thousand or 7.0% over 1994.

Total employee compensation (including wages and benefits) remained fairly constant at $5.2 million for 1995 and 1996.
There were fluctuations within this grouping, mainly in the area of salaries and retirement benefits. First, the salary expense of the Company increased from $3.78 million in 1995 to $4.08 million in 1996. This increase is due to increased compensation for the entire staff. The Company's employment market is highly competitive. Unemployment in the market area is very low, and as a result, management raised the starting and mid level salary ranges for the staff. The increase brought the wages at those levels up approximately 7% to 10%. The benefit area showed a decline of $251 thousand in 1996 versus 1995 due to Company accruing an additional $380 thousand for its retirement plans in 1995.

Occupancy and equipment expenses decreased $18 thousand or 1.7% in 1996. This decrease is due to the 1995 completion of plans by the Company to upgrade and renovate offices where the appearance has deteriorated over the past several years. Included in these renovations are upgraded Automated Teller Machines (ATMs), new signs, and general improvements. With this project being completed in late 1995, the facilities required less maintenance and repair in 1996.

Other operating expenses increased from 1995 to 1996 by $198 thousand or 4.6% due mainly to a $300 thousand donation to start the Wayne County National Charitable Foundation. This foundation was created to enable the Board of Directors to provide larger donations where they deem appropriate. This increase was partially offset by a $133 thousand reduction in FDIC insurance premiums.

Other operating expenses decreased $154 thousand or 3.5% in 1995 from 1994. This decrease is due to two primary factors. First, the FDIC insurance fund was determined to be at the required funding level in April of 1995. As a result, the Company received a refund of a portion of the first six month's premiums, and a reduction in the second six months. As a result of these items, the expense for FDIC insurance was reduced $216 thousand. Second, management made efforts to continue to reduce other operating costs. These areas include service charges, advertising, legal and accounting, and miscellaneous expenses.

Income Taxes

Federal Income taxes increased from $1.56 million in 1994 to $1.83 million in 1995 to $2.42 million in 1996. These increases are due primarily to the increases in income for the Company. The expense for income tax represented an effective income tax rate of 28.0% in 1994, 29.0% in 1995 and 30.4% in 1996. The effective tax rate paid by the Company is impacted by the amount of tax free income that can be generated during the year. The Company can reduce the amount of taxes by increasing primarily the investment in tax-exempt investment securities and loans to tax-exempt customers.

FINANCIAL CONDITION

Total assets at December 31, 1996 were $352.4 million compared to $330.9 million on December 31, 1995. This increase of $21.5 million represented a total asset growth rate of 6.5% for 1996. The increase in the assets can be found in both the investment portfolio and the loan portfolio, with the majority of the increase to the loan portfolio being in the real estate and commercial lending areas. The loan portfolio increased to 62.3% of the total assets of the Company at December 31, 1996 compared with 61.5% in 1995. The investment portfolio represented 29.3% of the total assets at December 31, 1996 versus 28.5% in 1995. The increase in the lending areas are a result of a healthy local market for primarily commercial and residential lending. The Company's market area has been growing at a steady pace since the early 1990's. This growth in the loan portfolio was funded primarily from investment maturities and sales during the first half of the year, and increased deposits and short term borrowings in the second half of the year.

The Company's earning assets increased $23 million or 7.5% to $330 million in 1996 from $307 million in 1995. At year end 1996, the earning assets of the Company represented 93.8% of the total assets. This compares with 92.9% in 1995. This increase in earning assets as a percent of total assets is due to a decrease in the cash and due from banks due to the timing of clearing items with the Bank's primary correspondent bank.

Securities

The primary function of the securities portfolio is to absorb deposits that are not loaned to borrowers, and to serve as a source of funds for the lending function when deposits are not readily available. The securities portfolio supplements interest revenues and provides funds with which to meet the cash flow needs of our customers. The funds management function is also given the responsibility of meeting cash flow needs of the lending function and depositors through other means, primarily short term borrowings by the Bank, when the sale of securities is not warranted.

In order to maintain what management feels is sufficient liquidity, the Bank continues to invest in primarily shorter term (under 3 years) securities with lower risk. These include US. Treasury and Agency Securities. These securities are purchased and generally held as available-for-sale securities. Securities that are classified as available-for-sale under SFAS 115 are investments which may be sold at some point prior to maturity for a variety of reasons. In order to increase yields in the securities portfolio, investments are also made again in shorter term government guaranteed mortgage-backed securities and high quality corporate bonds. Investments in obligations of states and political subdivisions are made due to the nature of their tax exempt status.

On December 1, 1995, the Company transferred all of the securities to the available-for-sale category. The reason for this was to allow management the ability to change the makeup of the portfolio in correlation with other changes in the Company's balance sheet. It will also allow management to react to changes in the interest rate environment in a manner which is consistent with the asset/liability policies of the Company. Under SFAS 115, held-to-maturity securities are those which management has both the intent and ability to hold until maturity. At this time the Company does not have any securities classified as held-to-maturity. This does not preclude the use of this classification in the future.

The securities portfolio at December 31, 1996, grew by approximately $9 million or 9.5% over the previous year, with the bulk of the growth being concentrated in the Federal Agency Pool area. This increase is due to the fact that the Bank sold $8.5 million in fixed rate mortgage loans in February. The goal of the increase in the Pools area was to offset the loan sale by purchasing shorter pieces of mortgage backed obligations. The investment portfolio has a fair value of $103.3 million at December 31, 1996, which was $377 thousand more than the amortized cost. This net unrealized gain represented .4% of the amortized cost.

Management expects 1997 to be similar to 1996 from an interest rate standpoint. It is the belief of management that the yield on short bonds may rise briefly in the first part of 1997 then fall and stabilize through the rest of the year. These expectations will prompt the investment of the excess funds into medium term investments. With the expected decline in rates and the repricing expectations within the portfolio, the investment portfolio is expected to show moderate growth in earnings for 1997.

Loans and Leases

The Bank is committed to lending to customers for a variety of purposes. The lending market area includes Wayne, Holmes and Stark Counties. The Bank's lending staff is conscious of making loans to credit worthy businesses and individuals. The Bank's management and lending staff have no intention of sacrificing loan quality for the purpose of loan growth. The growth in the loan portfolio from 1995 to 1996 is due to the good market conditions and efforts of the lending staff to find new quality credit customers.

Total loans and leases at December 31, 1996, amounted to $219.4 million compared to $212.9 million at December 31, 1995, including loans held for sale. This increase of $6.5 million represented 3.1% growth in the loans outstanding. During the year, the Bank sold approximately $8.5 million of real estate loans and $4.6 million of credit card receivables. Had these sales not occurred, the portfolio would have grown by approximately $19.6 million or 9.2%. The most substantial areas of growth were found in the mortgage lending area where total loans, excluding those held for sale grew by $9.1 million or 12.9% and commercial loans which grew $8.9 million or 10.9%.

Loans and leases accounted for 64.7% of the Company's average assets in 1996. This compares with 70.0% in 1995 and 67.1% in 1994. This decline is due primarily to the sale of the $8.5 million in real estate loans in February. The three major loan categories include commercial, real estate and consumer loans. These three categories represented 41%, 37% and 18% respectively of total loans and leases at December 31, 1996. The loan portfolio mix has remained relatively unchanged from 1995 to 1996. The Bank experienced increases in real estate lending in 1996 due partially to customers refinancing other types of debt into real estate debt for tax purposes. For the third year in a row, the Bank has experienced growth in the consumer lending portfolio. In 1996 this portfolio grew by $2.2 million or 6%. This compares to growth of $2.7 million or 8% in 1995. This growth is attributed to improved consumer confidence, stable general economic conditions and the Bank's attempt to grow this portfolio with quality loans at slightly lower yields. Growth of this type in consumer lending often leads to growth in past due and charged off loans. However, at December 31, 1996, the consumer loans past due over 30 days were approximately 1.5% of the total portfolio, which is far below the Bank's peer group average. Consumer debt in this country is at an all time high. If the economy should begin to slow or enter a period of recession, losses in this area could increase.

Real estate loan production for 1996 approximated $21.8 million, representing an increase of $7.2 million or 48.7% over 1995 production. The increase in outstandings in the mortgage area is due to this increased production, net of the sale of mortgages in February of 1996. Mortgage interest rates fell briefly in late January, and have increased slightly throughout the remainder of the first half of the year and have remained fairly stable through the last six months of the year. At December 31, 1995, the Company had reclassified $8.5 million of real estate loans to held for sale. The loans were carried at the lower of aggregate book value or fair value. The market value of these loans at December 31, 1995, was approximately $21 thousand above the book value. In February of 1996, management sold these loans and recorded the gain. The reclassification of and subsequent sale of these real estate loans was done to reduce the concentration of real estate loans and to decrease the Company's loan to deposit ratio. The Company does not currently engage in mortgage banking activities and these loan sales were a one time realignment of the loan portfolio.

Sources of Funds

The Company's subsidiary, The Wayne County National Bank is Wayne County's largest locally owned commercial bank. Management has made a commitment to provide complete banking services for its customers. The deposit products offered by the Bank provide a means by which customers can safely invest their money and get a competitive return on their investment. With a fairly stable interest rate environment for consumer deposit products in 1996, the Bank's deposit base grew at a modest rate.

The Bank's primary source of funds are deposits collected from the local market area. At December 31, 1996, total deposits amounted to $281.7 million. This represents growth of $6.9 million or 2.5% over the December 31, 1995 figure of $274.7 million. In addition to the customer deposits at December 31, 1996, the Bank has securities sold under agreements to repurchase (Repos). The repo items serve as a source of funds for the Bank. The repos totaled $26.1 million in 1996 versus $15.7 million for 1995. The Bank is seeing a trend of corporate customers moving what were formerly non-interest bearing deposits into these repurchase agreements. This causes a decline in the reported deposits of the Bank and an increase in the repos. Management feels that even though these repos are an overnight depository agreement, approximately 75% of the funds on deposit in the repo area are longer term or '"Core" type deposits, which reduces the concern for liquidity at the Bank.

At December 31, 1995, the deposit mix had not changed significantly from the prior year. With the relative stability in the interest rate environment, customers began to move their deposits into the mid range maturity type accounts (1 to 3 years). During most of 1996 the Bank saw the amount of funds in the certificates area continue to grow at the expense of a decline in the short term deposit accounts. This caused upward pressure on the Bank's interest expense.

Management's strategy for 1997 will be much the same as 1996, that is to increase the Bank's core deposit base. With a loan to deposit ratio of 78%, and expected continued strong loan growth through the first half of the year, funding these new loans will take growth in the core deposit base. In order to grow these core deposits, management will be pricing the desired deposit products aggressively and in some cases at a premium over the market. It is expected that this will cause upward pressure on the overall cost of the Bank's funds, depending upon the deposit mix. This increase in cost of funds will be offset by the pricing of the loan products. In addition, some of the maturing investment portfolio bonds will be used to fund this loan growth.

In addition to the core type deposits, the Bank is a member of the Federal Home Loan Bank system. This membership provides the Bank with a source of funds. Currently, the Bank has approximately $12 million of funds available, which have not been used. This source of funds is becoming more attractive due to the difficult nature of attracting local deposits, and due to the new FDIC insurance premiums where banks now have to pay insurance premiums on all deposits. Management will consider the use of these funds as the loan demand dictates.

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

There are several key ratios used to monitor capital adequacy. These ratios have not been impacted by the adoption of SFAS 115, "Accounting for Certain Investment in Debt and Equity Securities". The statement requires a valuation allowance netted against the Company's capital account for the tax adjusted unrealized gain or loss on securities classified as "available-for-sale". At December 31, 1996, this valuation allowance was $248 thousand, and is not considered part of the Company's capital for these calculations. The long standing measure for capital adequacy is the percent of shareholders' equity to total Company assets. At December 31, 1996, Wayne Bancorp, Inc., has a capital to asset ratio of 11.7% versus 11.2% in 1995.

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

At December 31, 1996, the Company had total risk-based capital of 19.5% with a Tier 1 capital ratio of 18.3%. Both of these ratios are well above the minimum requirements. At December 31, 1995, the Company had a total risk-based capital of 18.4% with a Tier 1 capital ratio of 17.1%. In addition to the risk-based capital ratio, the second primary measurement of the Company's capital adequacy is the leverage ratio. This ratio is defined as Tier 1 capital in the numerator with total company assets less general intangibles in the denominator. The banking regulators require that institutions maintain a minimum leverage ratio of 3%. However, bank regulators will expect most banks to maintain leverage ratios in the 4-5% range. The Company's leverage ratios were 12.3% and 11.6% in 1996 and 1995.

The Company has set internal capital adequacy levels. These levels are higher than those required by the regulatory authorities. For 1997, the minimum capital levels set by the Board of Directors and Company management are; primary capital - 8.5%, risk based capital - 10.0% and leverage capital - 7.0%. Management feels that operating with these minimum levels of capital will assure the best long term strength and performance of the Company.

Cash dividends paid to shareholders of Wayne Bancorp, Inc. during 1996 were $1.46 million or $.37 per share. This compares with $1.35 million or $.34 per share in 1995 and $1.14 million or $.29 per share in 1994. Of the cash dividends paid in 1996, $248 thousand were reinvested by shareholders under the Company's dividend reinvestment plan.

Asset and Liability Management

The banking environment, including interest rates, has become more volatile over the past several years. This volatility has made the process of asset and liability management a necessity. With the regulatory burdens, volatility in net interest margins and increasing costs of operation, the asset/liability process has become a valuable tool used to manage a financial institution. The management of the Bank has established policies in the areas of lending, investments, deposits and borrowed funds which are based on the asset/liability strategy. This strategy is designed to maximize earnings and manage the Bank's interest rate risk exposure.

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

The Company's one year GAP was (7.38%). The Bank's Asset and Liability Management Policy has established a goal of +10% to -10% for the one year adjusted GAP. During 1996, the Bank was in a negative GAP position a majority of the time. With interest rates being stable to slightly falling, it would be expected that the Bank's net interest income would rise, which it did. The key reason for this was the growth in the earning assets of the Bank was found in the higher yielding loan portfolio. The growth was funded from the lower yielding investment portfolio, creating an increase in the yield on those earning assets.

In 1997 it is expected that interest rates will peak in the first part of the year and then fall for the remainder of the year. With this in mind, a negative one year GAP should benefit the Company as the interest rates fall. The Asset/Liability plan for 1997 will be much the same as the current plan, with the only significant change being in the investment portfolio. As interest rates peak in the first quarter, the plan would be to lengthen the maturity and duration of purchases by 6-12 months over the current portfolio average life. This will enable the Company to take advantage of the expected falling interest rate environment by having slightly longer term, higher yielding investments on the books as the downward repricing of deposit products begins.

Liquidity

Liquidity is the ability of the Bank to fund customer's needs for borrowings and deposit withdrawals. The purpose of liquidity management is to assure that there is sufficient cash flow to meet all of the financial commitments and to capitalize on opportunities for business expansion. This ability depends on the institution's financial strength, asset quality, and types of deposit and investment instruments offered by the Bank to its customers. The Company's primary source of liquidity is the daily federal funds sold and maturing investment securities. Other sources of liquidity include cash and due from banks, securities available-for-sale and maturing loans. At December 31, 1996, the Company had sold $7.6 million as excess daily funds. These funds are sold on a daily basis to one of the Bank's correspondent banks. At year end, the Company had $26.5 million of securities scheduled to mature within one year, and the entire portfolio is available-for-sale.

The adjustments to reconcile net income to net cash from operating activities are made up primarily of $734 thousand of depreciation and amortization, $331 thousand of accretion of discounts and amortization of premiums in the investment portfolio and $180 thousand in provision for loan losses. These items represent income and expense included in net income which did not represent a receipt or expenditure of cash.

Cash flows from investing activities related mainly to changes in loans and securities. During 1996, the primary sources of cash through investing activities were loan sales of $13.1 million and sales and maturities of investments of $36.9 million. The uses of cash were $20.0 million of net new loans and $47.0 million of securities purchases.

Net cash from financing activities amounted to $16.0 million. The primary sources of cash from financing activities were increased deposits of $6.9 million and an increase in short term borrowings of $10.5 million. Payment of dividends and treasury stock purchases totaling $1.4 million were the only uses from financing activities.

The net result of these cash flows was an increase in cash and cash equivalents of $5.6 million from year end 1995 to 1996.
Management is not aware of any trend or event that would cause the Company to have trouble meeting its current projected cash needs.

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

Recent Accounting Developments

"SFAS No. 125, " Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Transactions covered by SFAS No. 125 include asset securitizations, repurchase agreements, wash sales, loan participations, transfers of loans with recourse and servicing of loans. The Standard is based on a consistent application of a financial-components approach that focuses on control and provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Statement also requires measuring instruments that have a substantial prepayment risk at fair value, much like debt instruments classified as available for sale or trading. While SFAS No. 125 supersedes SFAS No. 122, Accounting for Mortgage Servicing Rights, it only marginally modifies the accounting and disclosure requirements described by SFAS 122.


NOTICE OF ANNUAL STOCKHOLDERS MEETING TO BE HELD MARCH 27, 1997
TO THE HOLDERS OF COMMON SHARES:



Notice is hereby given that pursuant to the call of its Directors, the annual meeting of Wayne Bancorp, Inc. will be held at the Wayne County National Bank, Loan Department Office, Second Floor, 140 West Liberty Street, Wooster, Ohio on March 27, 1997 at 2:00 p.m., for the purpose of considering and voting upon the following matters as more fully described in the attached Proxy Statement dated February 28, 1997:



1. Election of Directors: To elect the four (4) directors listed in the attached Proxy Statement.

2. To ratify the engagement of Crowe, Chizek & Company as the independent auditors of the Company.

3. Taking action on any other matter which may be brought before said meeting or any adjournment thereof. Stockholders of record at the close of business on January 31, 1997 will be entitled to vote the number of shares held of record in their names on that date. The transfer books will not be closed. The date of this Notice is February 28, 1997.

                                             By Order of the Board of Directors,

                                             Jimmy D. Vaughn, Secretary


PROXY STATEMENT                         February 28, 1997



GENERAL   This statement is furnished in connection with the
solicitation of proxies to be used at the Annual Stockholders Meeting of Wayne Bancorp, Inc., an Ohio Corporation (the Corporation) to be held on March 27, 1997 at 2:00 p.m. at the Wayne County National Bank (the Bank), Loan Department Office, Second Floor, 140 West Liberty Street, Wooster, Ohio, or any adjournment thereof. A stockholder, without affecting any vote previously taken, may revoke his/her Proxy by giving notice to the Secretary of the Corporation (Jimmy D. Vaughn) in writing prior to 1:00 p.m., March 27, 1997; by a subsequently dated proxy; or by request for the return of the Proxy in person at the Annual Meeting. The presence at the meeting of the person appointing a Proxy, does not in and of itself revoke the appointment. This solicitation of proxies in the enclosed form is made on behalf of the Board of Directors of the Corporation. The cost of preparing, assembling and mailing the Proxy material and of reimbursing brokers, nominees, and fiduciaries for the out-of-pocket and clerical expenses of transmitting copies of the Proxy material to the beneficial owners of shares held of record by such persons will be borne by the Corporation. The Corporation does not intend to solicit proxies otherwise than by use of mail, but certain officers and regular employees of the Corporation or its subsidiary, without additional compensation, may use their personal efforts by telephone or otherwise to obtain proxies. The Proxy material is being first mailed to stockholders on approximately February 28, 1997.



VOTING SECURITIES   As of January 31, 1997, the number of shares
of common stock (there being no other class of stock) outstanding and entitled to vote at the Annual Stockholders Meeting is 3,933,819 including 80,540 shares held by the Wayne County National Bank Trust Department as sole trustee which will be voted in the election of Directors. Only those stockholders of record at the close of business on January 31, 1997 shall be entitled to vote. At that date, there were 1,226 stockholders of record including individuals and corporations. There were 1,467,729 shares authorized but unissued and 3,119 shares held in Treasury at that date.



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



PROPOSAL 1 ELECTION OF DIRECTORS



The Code of Regulations of Wayne Bancorp, Inc. provides that the number of Directors of the Corporation shall be twelve (12) (divided into three classes) unless changed by a two-thirds majority vote of the Continuing Directors (as defined in the Corporation's Code of Regulations), however, in no event shall the number of Directors elected be increased by greater than two positions in any one year. The Board of Directors has set the number of Directors to be elected at this annual meeting at four, with the four Directors serving until the 2000 Annual Meeting of Stockholders. The following persons named have been nominated for election to serve as indicated or until their successors have been elected and have qualified. It is the intention of the persons named in the Proxy to vote for the election of the following four nominees to the Class of Directors serving until the 2000 Annual Meeting of Stockholders.






                          Principal Occupation            Year First
Name of Director          for the Past Five Years       Became Director     Age

Bala Venkataraman          President and Chief Executive     1995            52
                           Officer, Magni-Power Company,
                           since 1990,  Metal fabricating
                           and parts manufacturer.

B. Diane Gordon,           Vice President of Finance      New Nominee        48
                           Buckeye Corrugated, Inc.,
                           since 1990, Corrugated
                           Container Manufacturing.

Darcy B. Pajak             President, F.J. Design         New Nominee        45
                           Vice President  of Marketing,
                           F.J. Design 1993-1995. Specialty
                           manufacturer of gift items. Manager,
                           Sears retail store, Wooster, Ohio
                           1988-1993.

Stephen L. Shapiro        Chairman of the Board           New Nominee        51
                          Wooster Iron & Metal Company
                          since 1995. Metal recycling
                          company. President and CEO,
                          Metallics Recycling Co.
                          since 1990.

The business experience of each of the above-listed nominees during the past five years was that typical of a person engaged in the principal occupation listed. Unless otherwise indicated, each of the nominees has had the same position or another executive position with the same employer during the past five years. Each of the nominees own or will acquire a sufficient number of shares in the Company as required by national banking law.


DIRECTORS CONTINUING IN OFFICE

The persons named below are now serving as Directors of the Corporation for terms expiring at the Annual Meetings of Stockholders in 1998 and 1999.



                           Principal Occupation        Year First  (1)
Name of Director           for the Past Five Years     Became Director     Age

Terms Expiring at the Annual Meeting in 1998

Gwenn E. Bull           Certified Public Accountant,            1995        48
                        General Manager Croskey, Hostetler
                        & Mapes, CPA Firm, since 1985.

David L. Christopher    Chairman of the Board, President        1987        56
                        and Chief Executive Officer, Wayne
                        Bancorp, Inc.; Chairman of the Board,
                        President, and Chief Executive Officer,
                        Wayne County National Bank since 1990.
                        President, Wayne National Corporation
                        since 1987.

Dennis B. Donahue,      President and Chief Executive Officer   1993        57
                        The Will-Burt Company, Inc., since 1995,
                        President The Will-BurtCompany, Inc., since
                        1991, Machine fabrication and assembly
                        of multiline components and equipment
                        for various industries.

Jeffrey E. Smith        President, Smith Management, Inc.,      1993        46
                        Real Estate Management and oil and gas
                        investments; President, COFSCO
                        Manufacturing 1977-1995.Oil and Gas
                        Equipment Supplier.

Terms Expiring at the Annual Meeting in 1999

James O. Basford        Chairman, Buckeye Corrugated, Inc.,     1990        65
                        since 1958 Corrugated Container
                        Manufacturing; Director United
                        Telephone of Ohio and Indiana.

Joseph R. Benden        President, Benden Enterprises, since    1990        60
                        1974, Owner and Operator DBA:
                        McDonalds Restaurants until May 1994.
                        President, Benden Enterprises, a Personal
                        Investment Company.

John C. Johnston III    Partner, with the law firm of           1996 (2)    48
                        Critchfield, and Johnston, since 1978.

David E. Taylor         President, Taylor Agency, Inc.          1992        46
                        Since 1987 Independent Insurance Agency.

1 Year first became a Director indicates the year that such individual began serving as a Director of Wayne Bancorp, Inc., or if prior to the formation of Wayne Bancorp, Inc., Wayne
County National Bank.

2 Appointed to the Board of Directors on September 18, 1996 upon vote of the Board of Directors as provided in the Code of Regulations of the Corporation.

PROPOSAL 2

RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS

The Audit Committee and Board of Directors of Wayne Bancorp, Inc. and Wayne County National Bank engaged Crowe, Chizek & Company to serve as the independent auditors for the Corporation and the Bank during 1996. It is the intention of the Audit Committee and Board of Directors of Wayne Bancorp, Inc. and Wayne County National Bank to engage Crowe, Chizek & Company as the independent auditors to audit the financial statements of the Corporation and the Bank for 1997 (subject to ratification by the stockholders of Wayne Bancorp, Inc.)

The Audit Committee and the Board of Directors recommend that the stockholders vote

FOR ratification of the employment of the independent auditors. Representatives of Crowe, Chizek & Company are expected to be present at the Annual Meeting and will have an opportunity to make a statement if they so desire and will be available to respond to appropriate questions.


THE FOLLOWING TABLE IS A SUMMARY OF COMMON STOCK OWNERSHIP OF
SENIOR MANAGEMENT AND THE BOARD OF DIRECTORS

Name of                         Amount and Nature of        Percent of Common
Beneficial Owner                Beneficial Ownership         Stock Ownership (1)

James O. Basford                    1,379 shares                    .04%
Joseph R. Benden                   11,199 shares   (2)              .28%
Gwenn E. Bull                         630 shares                    .02%
David L. Christopher               60,339 shares  (3)              1.53%
Dennis B. Donahue                     937 shares                    .02%
Harold Freedlander                  7,285 shares  (4)               .19%
Frank M. Hays                      10,380 shares                    .26%
John C. Johnston III                1,047 shares  (5)               .03%
Dietrich Kaesgen                   12,224 shares  (6)               .31%
Jeffrey E. Smith                    3,630 shares                    .09%
David E. Taylor                     2,284 shares                    .06%
Bala Venkataraman                     637 shares                    .02%
David P. Boyle                        991 shares  (7)               .03%
F. Bill Damron                      8,100 shares  (8)               .21%
Stephen E. Kitchen                  9,995 shares  (9)               .25%
Jimmy D. Vaughn                     7,365 shares (10)               .19%

Directors and Executive
Officers of the Corporation/
Bank as a Group                   140,107 shares (11)              3.56%

1 The calculation of percent of common stock ownership is based on total outstanding shares of 3,933,819 shares and calculated as of January 31, 1997.
2       11,199 shares are held in trust for Mr. Benden.
3 48,649 shares are held in trust for Mr. Christopher and 7,056 shares are owned by spouse
4       7,285 shares are held in trust for Mr. Freedlander.
5       462 shares are held for Mr. Johnston in street name.
6 4,281 shares are held for Mr. Kaesgen in street name, and 840 shares are owned by spouse
7       991 shares are held in trust for Mr. Boyle, Sr. Vice
        President and Chief Financial Officer,
        Wayne County National Bank.
8 4,925 shares are held in trust for Mr. Damron, Sr. Executive Vice President and Chief
        Loan Officer, Wayne County National Bank, Vice President of Wayne Bancorp, Inc.
9       3,954 shares are held in trust for Mr. Kitchen, Executive
        Vice President and Senior Trust
        Officer, Wayne County National Bank.
10      4,934 shares are held in trust for Mr. Vaughn, Executive
        Vice President Operations and
        Data Processing of Wayne County National Bank and Secretary of the Corporation.
11 Additional shares are held by Park National Bank and Trust (for the Wayne County
        National Bank Salaried Employees ESOP) which have not been allocated among the salaried officers and employees.

SECURITY OWNERSHIP OF COMMON STOCK IN EXCESS OF FIVE PERCENT OF
OUTSTANDING SHARES

Listed in the following tables are the beneficial owners as of January 31, 1997 of more than five percent of the Corporations outstanding common stock who are known to the Corporation.



Title of   Name & Address          Amount and Nature of      Percent of Common
Class      of Beneficial Owner     Beneficial Ownership (1)  Stock Ownership (1)

Common     Raymond E. Dix                  205,376                 5.22%
           P.O. Drawer D
           Wooster, OH 44691

Common     Wayco & Co.                     653,964                 16.63%
           P.O. Box 757
           Wooster, OH 44691

1 The calculation of percent of ownership is based on the total outstanding shares at
        January 31, 1997 of 3,933,819 shares.
2 Includes 133,023 shares held by the Dix Family Trust of which Mr. Dix has sole voting power. Mr. Dix disclaims beneficial ownership in 88,682 of these shares.
3 Includes 72,353 shares held by the Raymond E. Dix Trust which is for the sole benefit of Mr. Dix; and 7,173 shares held by the spouse of Mr. Dix.
4 Wayco & Co. is a partnership formed for the purpose of holding legal title, as nominee, to securities designated by the Wayne County National Bank with respect to the business of its Trust Department. It holds 80,540 shares (2.05 percent of the total number of shares outstanding) as sole trustee and 363,325 shares (9.24 percent of the total number of shares outstanding) as trustee subject to revocable trusts.

THE BOARD OF DIRECTORS AND DIRECTORS COMPENSATION

The membership of the Board of Directors of Wayne Bancorp, Inc. and Wayne County National Bank are identical. The Board of Directors of Wayne Bancorp, Inc. held 13 meetings in 1996 and the Board of Directors of Wayne County National Bank held 12 meetings in 1996. All Directors except Basford and Kaesgen, attended at least 75 percent of the meetings held by the Board of Directors of Wayne Bancorp, Inc.; the Board of Directors of Wayne County National Bank; and Wayne Bancorp, Inc. and Wayne County National Bank Board of Directors committees. All Directors are entitled to receive $875 per month as a fee for serving on the Board of Directors of both Wayne County National Bank and Wayne Bancorp, Inc., whether or not they attend the meeting of the Board of Directors for that particular month. Pursuant to the Wayne County National Bank Deferred Compensation Plan adopted July 1, 1993, the Directors are entitled to defer all or a portion of Directors fees earned by them in a calendar year. Such fees are converted into units at the then fair market value of a share of Wayne Bancorp, Inc. common stock. Such units are treated as phantom stock and entitle the holder to receive cash dividends on the units equivalent to that for shares of stock. Units are converted into cash and paid to a participant upon termination of the services of the Director to the entity.



BOARD OF DIRECTORS COMMITTEES

The membership on the Board of Directors Committees for Wayne Bancorp, Inc. and Wayne County National Bank are identical. Audit Committee: The Audit Committee was composed of Mrs. Gwenn Bull, and Messrs. Benden, Donahue, Freedlander, and Smith. The Audit Committee met 9 times in 1996. The function of the Audit committee is to:

1. Recommend the engagement of the independent auditors, review the fee arrangement and the scope of the audit;

2. Review reports by the internal auditor, the independent auditors, and the regulatory agencies;

3. Take any action necessary to implement recommendations by the internal auditor, the independent auditor or the Comptroller of the Currency;

4. Conduct pre- and post-audit conferences with the independent auditor, Crowe, Chizek & Company; and

5.      Recommend any changes in audit procedures

Nominating Committee: The Directors continuing in office serve as a committee to nominate stockholders to serve on the Board of Directors. This committee met three times in 1996 to nominate a stockholder to serve on the Board of Directors until the 1999 Annual Meeting and to nominate Mrs. Gordon, Mr. Pajak and Mr. Shapiro to serve as directors until the 2000 annual meeting. The committee will consider nominees recommended by stockholders. Any stockholder desiring to submit any such recommendation should send the name, age, biographical information, and additional information required pursuant to the Code of Regulations of Wayne Bancorp, Inc. (A copy of which may be obtained from the President) concerning a proposed nominee to the President of the Corporation at Southwest Public Square, P.O. Box 757, Wooster, Ohio 44691.



Compensation/Employee Benefit Committee: The
Compensation/Employee Benefit Committee was composed of Messrs. Basford, Donahue, Kaesgen, Venkataraman, and Mrs. Gwenn Bull. This committee met once on November 20, 1996. The committee as a whole then met once on December 5, 1996. The function of this committee is to review and recommend personnel policies, general wage policies and fringe benefits. Please see the portion of this Proxy Statement entitled EXECUTIVE COMPENSATION AND OTHER INFORMATION for a discussion of the Committees report on compensation issues.

THE FOLLOWING PERSONS ARE THE EXECUTIVE OFFICERS OF THE
CORPORATION

Name                            Age

David L. Christopher            56      Chairman of the Board, President and
                                        Chief Executive Officer, Wayne Bancorp,
                                        Inc. and Chairman of the Board,
                                        President and Chief Executive Officer,
                                        Wayne County National Bank since 1990;
                                        President, Wayne National
                                        Corporation since 1987.

David P. Boyle                  33      Senior Vice President & Chief Financial
                                        Officer, Wayne County National Bank
                                        since 1996. Vice President and
                                        Controller, Wayne County National Bank
                                        1991-1995; Vice President and Treasurer,
                                        Wayne National Corporation since 1991.

F. Bill Damron                  58      Senior Executive Vice President & Chief
                                        Loan Officer, Wayne County National Bank since 1987.

Stephen E. Kitchen              45      Executive Vice President & Senior Trust
                                        Officer, Wayne County National Bank
                                        since 1988.

Jimmy D. Vaughn                 55      Executive Vice President, Operations &
                                        Data Processing, Wayne County National
                                        Bank since 1987; Secretary and Treasurer of Wayne Bancorp, Inc. since 1992.


EXECUTIVE COMPENSATION AND OTHER INFORMATION

Summary of Cash and Certain Other Compensation The following table provides certain summary information concerning compensation paid or accrued by the Corporation and its subsidiaries to or on behalf of the Corporations Chief Executive Officer and other Executive Officers whose compensation exceeded $100,000 in 1996, for the fiscal years ended December 31, 1994, 1995, and 1996:

                              SUMMARY COMPENSATION TABLE

                                                     ($)               All
Name and Principal              ($)      ($)     Other Annual         Other
Position               Year   Salary    Bonus    Compensation(2)   Compensation

David L. Christopher    1996 $180,750  $82,129      $4,522           $18,823
Chairman of the Board,
President and Chief     1995  166,185   56,858       3,608            18,752
Executive Officer,
Wayne Bancorp, Inc .    1994  157,052   53,985       3,441            18,019
and Wayne County
National Bank


David P. Boyle          1996  $70,375  $34,429                        $9,026
Senior Vice President
and Chief Financial     1995   55,339   19,990                         6,296
Officer, Wayne County
National Bank, Vice     1994   50,061   18,337                         5,986
President and Treasurer
Wayne National Corp.

F. Bill Damron          1996 $100,475  $49,058                       $15,930
Vice President, Wayne
Bancorp, Inc., Seni     1995   95,866   34,590                        11,222
Executive Vice President
and Chief Loan Officer  1994   89,582   32,816     1,204              11,164
Wayne County National
Bank

Stephen E. Kitchen      1996  $78,000  $38,038                       $12,557
Executive Vice President
and Senior Trust Of     1995   75,002   27,336                         9,022
Wayne County National
Bank                    1994   71,119   26,132                         8,862

Jimmy D. Vaughn         1996  $78,000  $38,114    $2,276             $12,986
Secretary and Treasurer,
Wayne Bancorp, Inc.     1995   75,175   27,382     1,904               9,278
Executive Vice President
Operations & Data       1994   70,593   25,878       932               8,862
Processing, Wayne
County National Bank

1       Profit Sharing bonus paid in cash and incentive compensation as explained herein.

2 Comprised of reimbursement of 20 percent of the cost to purchase up to 500 shares of Wayne Bancorp, Inc. stock and incentive under the trust referral program.

3 Represents equal annual contributions to Profit Sharing and ESOP Plans of the Wayne County National Bank.


Report of the Compensation Committee Under rules established by the Securities and Exchange Commission (the SEC), the Corporation is required to provide certain data and information in regard to the compensation and benefits provided to the Corporations Chairman and Chief Executive Officer and, if applicable, the four other most highly compensated executive officers, whose aggregate compensation exceeded $100,000 during the Corporations fiscal year. The disclosure requirements, as applied to the Corporation, included the Corporations President and Chief Executive Officer (the CEO), the Sr. Vice President and Chief Financial Officer, the Sr. Executive Vice President and Chief Loan Officer, Executive Vice President and Senior Trust Officer, and Executive Vice President of Operations and Data Processing and include the use of tables and a report explaining the rationale and considerations that led to fundamental executive compensation decisions affecting these individuals. The Corporation is a holding company and owns one significant operating subsidiary, Wayne County National Bank. The Corporation has no direct employees. All disclosures contained in this Proxy Statement regarding executive compensation relate to the compensation paid by Wayne County National Bank. The Compensation Committee of the Corporation and Wayne County National Bank (which are identical) (the Committee) has the responsibility of determining the compensation policy and practices and making recommendations to the full Board with respect to specific compensation of the CEO and other executive officers. At the direction of the Board of Directors, the Committee has prepared this report for inclusion in this Proxy Statement. Compensation Philosophy: This report reflects the Corporations compensation philosophy as endorsed by the Board of Directors and the Committee and resulting actions taken by the Corporation for the reporting periods shown in the various compensation tables supporting this report. The Committee approves and recommends to the Board of Directors payment amounts and awards levels for executive officers of the Corporation and its subsidiaries. Essentially, the executive compensation program of the Corporation has been designed to:

        Support a pay-for-performance policy that awards executive officers for corporate performance;

        Motivate key senior officers to achieve strategic business initiatives and reward them for their achievement; and

        Provide compensation opportunities which are comparable to those offered by other financial institutions, thus allowing the Corporation to compete for and retain talented executives who are critical to the Corporation's long-term success. At present, the executive compensation program is comprised of base salary and annual cash and stock incentive opportunities. Other than the base salary and participation in the Senior Officer Incentive Compensation Plan for Messrs. Christopher, Boyle, Damron, Kitchen, and Vaughn discussed below, the additional benefits to which Messrs. Christopher, Boyle, Damron, Kitchen, and Vaughn have been entitled are equivalent to that for all other employees and are determined in the discretion of the Board of Directors. Base
        Salaries. On December 27, 1995, the Committee met to review and approve amendments to the compensation for all management. David L. Christopher, President and Chief Executive Officer of the Corporation was present at the meeting to present his views in regard to management and other salaried and hourly employees,but was not present at the point-in-time that his compensation was discussed by the Committee. Compensation decisions are made after review of performance of executive officers in relation to the goals of the Company. At the meeting on December 27, 1995, the Committee proposed a base salary commencing February 1, 1996 for Mr. Christopher of $171,600, for Mr. Boyle of $71,500, for Mr. Damron of $100,700, for Mr. Kitchen of $78,000, and for Mr. Vaughn of $78,000 which were approved by the Board of Directors. The salaries were a result of a review of the four specific surveys regarding peers of the Corporation and Wayne County National Bank including the following:

        1. Ohio Bankers Association survey reviewing all Ohio banks between $200 and $500 million in assets;

        2. Bank Administration Institute survey regarding all Ohio banks in Region 5 (the region of Wayne County National Bank);

        3. Bank Administration Institution survey regarding all Ohio banks; and

        4. A study prepared by Crowe, Chizek & Company (the
           Corporations external auditors)
           reviewing all banks between $200 and $500 million in asset size.

The Committee reviewed all four of these studies and blended the results to determine average compensation for various positions including that of President and Chief Executive Officer, Chief Financial Officer, Chief Loan Officer, Senior Trust Officer, and Head of Operations. The Committee then set a range of between 75 percent and 125 percent of the average in order to determine the salary for Mr. Christopher, Mr. Boyle, Mr. Damron, Mr. Kitchen, and Mr. Vaughn. The base salaries determined for Mr. Christopher, Mr. Boyle, Mr. Damron, Mr. Kitchen, and Mr. Vaughn represented 111, 88, 114, 103 and 96 percent respectively of the average of the above-referenced surveys. The Compensation Committee believes such salaries are justified based upon the performance of the Company and the Bank relative to its peers. The survey results mentioned above are also utilized to set salaries for the other management, salaried and hourly employees of Wayne County National Bank. In addition to the base salaries described above, the executive officers of the Company participate in the Profit Sharing and ESOP Plans with all other salaried employees. The five named executive officers and three additional senior management persons of the Company and the Bank participate in the Senior Officer Incentive Compensation Plan. Under this plan, which was adopted in 1994, payments are made to such officers only if the net operating profit of the Bank exceeds 14% of total operating income. In determining the bonus to be paid, a sliding scale is used to determine the total bonus pool available and individual bonuses are calculated based upon the persons salary relative to the total of those participating in the plan. The aggregate amount paid under the plan in 1996 was approximately $293,000. The amounts received under the plan by the listed executive officers are included in the compensation table set forth above. Submitted by the Compensation Committee

James O. Basford        Gwenn Bull      Dennis B. Donahue

Dietrich Kaesgen        Bala Venkataraman



The following represents a comparison of return on an investment in the Corporation, Standard and Poors 500 and a peer group composed of major regional banks and bank holding companies.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN* AMONG WAYNE
BANCORP, INC., S&P 500 INDEX AND S&P MAJOR REGIONAL BANK INDEX
FOR FISCAL YEAR ENDING DECEMBER 31



                               1991    1992    1993    1994    1995    1996



Wayne Bancorp, Inc.             100     135.2   204.0   230.8   282.4   410.6

S&P 500 Index                   100     107.6   118.5   120.0   165.1   203.0

S&P Major Regional Bank Index   100     127.3   135.0   127.8   201.1   274.9

Assumes $100 invested on January 1, 1992 in Wayne Bancorp, Inc.
Common Stock, S&P 500 Index and S&P Major Regional Bank Index.
Total Return Assumes Reinvestment of Dividends.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934 Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's officers and directors, and persons who own more than ten percent of a registered class of the Corporations equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Corporation with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of forms 3, 4 and 5, and amendments thereto furnished to the Corporation, or representations that no Form 5s were required, the Corporation believes that during 1996 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following affiliations exist between the Corporation and nominees or Directors; David L. Christopher is one of several partners in Wayco and Co., a partnership formed for the purpose of holding legal title, as a nominee, to securities designated by the Wayne County National Bank with respect to the business of its Trust Department. Mr. Christopher is President and Mr.
Boyle is Vice President and Treasurer of Wayne National Corporation. Wayne National Corporation is a wholly owned subsidiary of the Wayne County National Bank. Wayne National Corporation is a 20 percent general partner in NB5 Financial Services. NB5 Financial Services is engaged in leveraged lease financing, direct leasing, and other financial products. Mr.
Frank M. Hays is a retired partner from, but still of Counsel to the law firm of Taggart, Cox, Hays, Zacour, and Lanham until December 31, 1996. The firm was paid $40,848 by Wayne County National Bank in 1996 for legal services. Taggart, Cox, Hays, Zacour, and Lanham have served as the Banks legal counsel for many years and will be retained in that capacity during 1997.
The Corporation believes the terms of all such transactions were as favorable as could have been obtained from unaffiliated parties. Mr. John C. Johnston III is a partner with, the law firm of Critchfield, Critchfield and Johnston. The firm was paid $5,820 by Wayne County National Bank in 1996 for legal services. The Corporation believes the terms of all such transactions were as favorable as could have been obtained from unaffiliated parties.

Some of the Directors, Officers, and greater than 5% stockholders of Wayne Bancorp, Inc., their immediate families and companies with which they are associated were customers of, and had banking transactions with, the Wayne County National
Bank in the ordinary course of the Banks business from the beginning of fiscal year 1996 to present. All loans and commitments to loans included in such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and in the opinion of the management of the Bank do not involve more than a normal risk of collectibility or present other unfavorable features.


OTHER BUSINESS

If any other business is brought before the meeting, your vote will be made by your Proxy or may be revoked by you prior to its exercise. Management at present knows of no other business to be presented.


PROPOSALS FOR 1998 MEETING

A stockholder who desires to have a proposal printed in the 1998
Proxy Statement must submit that proposal no later than October
31, 1997. The proposal should be mailed to the Chairman of Wayne
Bancorp, Inc., P.O. Box 757, Wooster, Ohio 44691.

By Order of the Board of Directors


Dated: February 28, 1997        Jimmy D. Vaughn, Secretary