Form 10-Q
period 1997-03-31
WAYNE BANCORP INC /OH/
filed 1997-05-13
CIK 788134

FORM 10-Q

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC.   20549

                  Quarterly Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

For the Quarter Ended:     March 31, 1997   COMMISSION FILE NUMBER 0-14612

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


Yes__X__       No_____


Number of shares of Common Stock, Stated Value $1.00 per Share, issued and
outstanding at April 30, 1997:           3,931,744






                              INDEX
                        WAYNE BANCORP, INC.
                            FORM 10-Q

                   For the Quarter Ended March 31, 1997

PART I.    FINANCIAL INFORMATION                                    PAGE NO.

Item I.   Financial Statements

                  Consolidated Balance Sheets....................      1

                  Consolidated Statements of Income..............      2

                  Consolidated Statements of Cash Flows..........      3

                  Notes to Consolidated Financial Statements.....     4,5


Item II.   Management's discussion and analysis of financial
           condition and results of operations...................   6,7,8,9


PART II.   OTHER INFORMATION.....................................     10

SIGNATURES.......................................................     11






PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS

                  CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
(In thousands of dollars)                             March 31,   December 31,
                                                        1997          1996
                                                   ----------------------------
ASSETS
Cash and Due From Banks............................      $13,887       $14,975
Federal Funds Sold.................................        3,400         7,620
                                                   ----------------------------
                  Total Cash and Cash Equivalents..       17,287        22,595

Securities Available-for-Sale  (Note 2)............       94,631       103,294

Loans   (Note 3)...................................      224,883       219,366
                  Unearned Income..................         (656)         (637)
                  Allowance for Loan Losses........       (3,692)       (3,657)
                                                   ----------------------------
                  Net Loans........................      220,535       215,072

Premises and Equipment.............................        6,187         6,215
Accrued interest receivable and other assets.......        5,113         5,217
                                                   ----------------------------
TOTAL ASSETS.......................................     $343,753      $352,393
                                                   ============================
LIABILITIES
Deposits
     Interest Bearing..............................     $231,131      $238,272
     Non-Interest Bearing..........................       38,661        43,414
                                                   ----------------------------
                  Total Deposits...................      269,792       281,686

Securities Sold Under Agreements to Repurchase.....       29,961        26,142
Other Liabilities..................................        2,146         3,076
                                                   ----------------------------
                  Total Liabilities................      301,899       310,904

SHAREHOLDERS' EQUITY
Common Stock, Stated Value $1......................        3,935         3,935
  Shares Authorized 5,400,000
  Shares outstanding - 3,931,744 in 1997
   and 3,932,129 in 1996
Paid In Capital....................................       13,356        13,356
Retained Earnings..................................       24,951        24,038
Treasury Stock.....................................         (117)          (88)
Unrealized gain/(loss) on Securities
     Available-for-Sale............................         (271)          248
                                                   ----------------------------
                  Total Shareholders' Equity.......       41,854        41,489
                                                   ----------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.........     $343,753      $352,393
                                                   ============================

See Notes to Consolidated Financial Statements

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                           Three Months Ended
                                                         March 31,     March 31,
                                                            1997         1996
                                                   ----------------------------
INTEREST INCOME:

Interest and Fees on Loans.........................       $4,823        $4,871
Interest and Dividends on Securities:
     Taxable.......................................        1,194         1,096
     Nontaxable....................................          293           281
Other Interest Income..............................           76            39
                                                   ----------------------------
                  Total Interest Income............        6,386         6,287

INTEREST EXPENSE:

Interest on Deposits...............................        2,323         2,367
Interest on Repurchase Agreements..................          281           179
Interest on Other Borrowings.......................            8             8
                                                   ----------------------------
                  Total Interest Expense...........        2,612         2,554

NET INTEREST INCOME................................        3,774         3,733
Provision for Loan Losses..........................           45            45
                                                   ----------------------------
NET INTEREST INCOME AFTER PROVISION
                  FOR LOAN LOSSES..................        3,729         3,688

OTHER INCOME:

Service Charges on Deposits........................          317           317
Income from Fiduciary Activities...................          270           225
Other Non-Interest Income..........................           95           164
Gain on Sale of Loans..............................            0            11
Loss on Sale of Securities.........................           (7)            0
                                                   ----------------------------
                  Total Other Income...............          675           717

OTHER EXPENSES:

Salaries and Employee Benefits.....................        1,335         1,249
Occupancy and Equipment............................          280           288
Other Non-Interest Expenses........................          914         1,011
                                                   ----------------------------
                  Total Other Expenses.............        2,529         2,548

INCOME BEFORE INCOME TAX EXPENSE...................        1,875         1,857

INCOME TAX EXPENSE.................................          569           566
                                                   ----------------------------
NET INCOME.........................................       $1,306        $1,291
                                                   ============================

NET INCOME PER SHARE (Note 4)                              $0.33         $0.32
DIVIDENDS PER SHARE (Note 4)                               $0.10         $0.09

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           Three Months Ended
                                                                 March 31,
                                                            1997          1996
-------------------------------------------------------------------------------
OPERATING ACTIVITIES

Net Income.........................................       $1,306        $1,291
Adjustments to reconcile net income to net cash
   provided by operating activities:
       Provision for Loan Losses...................           45            45
       Depreciation and Amortization...............          188           186
       Amortization of Investment Security
         premiums and discounts....................            8            90
       Increase in interest receivable.............         (391)         (349)
       (Decrease) Increase in interest payable.....          (75)         (115)
       Other, (net)................................         (152)          785
                                                   ----------------------------
Net Cash Provided by Operating Activities..........          929         1,933

INVESTING ACTIVITIES

Purchase of Securities  Available-for-Sale.........       (7,592)      (16,516)
Proceeds from matured Securities Available-for-Sale       14,438        15,446
Proceeds from sale of Securities Available-for-Sale        1,022
Net increase in loans and leases...................       (5,507)       (5,680)
Proceeds from sale of loans........................                      8,539
Purchase of premises and equipment.................         (101)          (96)
                                                   ----------------------------
Net cash provided by investing activities..........        2,260         1,693

FINANCING ACTIVITIES

Net decrease in deposits...........................      (11,894)       (9,280)
Net increase in securities sold under
       agreements to repurchase....................        3,819         4,499
Cash dividends.....................................         (393)         (356)
Cash dividends reinvested..........................            0            59
(Increase)decrease in treasury stock...............          (29)          195
                                                   ----------------------------
Net cash (used) by financing activities............       (8,497)       (4,883)

Decrease in cash and cash equivalents..............       (5,308)       (1,257)
Cash and cash equivalents at beginning of period...       22,595        17,015
                                                   ----------------------------
Cash and cash equivalents at end of period.........      $17,287       $15,758
                                                   ============================

See notes to consolidated financial statements.

                     WAYNE BANCORP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

1.   Basis of Presentation:
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting standards for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Certain prior year amounts have been reclassified to conform with current financial statement presentation.


2.  Securities:

     Securities are classified as available-for-sale. Available-for-sale securities are those which may be sold by the Company if needed for liquidity, asset-liability management, or other reasons.
     Securities available-for-sale are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax.

     Realized gains or losses are determined based on the amortized cost of the specific security sold.

     During the three months ended March 31, 1997, the proceeds from sales of securities available-for-sale were $1,021,781 with gross realized losses of $7 thousand included in earnings. During the three months ended
     March 31, 1996 there were no sales of securities.

Summary of Amortized Cost and Fair Values of Securities Available-for-sale:


                                            March 31, 1997
                                           Gross          Gross
                             Amortized     Unrealized     Unrealized    Fair
                               Cost        Gains          Losses        Value
                          -----------------------------------------------------
U.S. Treasury.............    $24,265          $40         ($164)      $24,141
Federal Agency Obligations     16,425           23          (210)       16,238
Federal Agency Pools......     22,257          111          (283)       22,085
Obligations of states and
  political subdivisions..     22,490          254          (153)       22,591
Other securities..........      9,605           30           (59)        9,576
                          -----------------------------------------------------
                              $95,042         $458         ($869)      $94,631
                          =====================================================


                                          December 31, 1996
                                           Gross           Gross
                               Amortized   Unrealized      Unrealized   Fair
                               Cost        Gains           Losses       Value
                          -----------------------------------------------------
U.S. Treasury.............    $23,043          $84          ($65)      $23,062
Federal Agency Obligations     17,446           83          (118)       17,411
Federal Agency Pools......     23,173          159          (135)       23,197
Obligations of states and
  political subdivisions..     21,009          397           (28)       21,378
Other securities..........     18,246           63           (63)       18,246
                          -----------------------------------------------------
                             $102,917         $786         ($409)     $103,294
                          =====================================================


3.   Loans:
     Loans are comprised of the following:


                                        March 31,   December 31,
                                          1997          1996
                                      ---------------------------
Commercial loans......................     $94,531       $90,638
Real Estate loans.....................      81,774        79,859
Installment loans.....................      38,592        39,183
Lease Financing.......................       3,406         3,246
Home Equity loans.....................       6,580         6,417
Other loans...........................                        23
                                      ---------------------------
                  Total...............    $224,883      $219,366
                                      ===========================


4.   Per Share Data:
     Per share data is calculated based on 3,932,890 average common shares outstanding for 1997 and 3,932,527 for 1996. All per share data has been adjusted to reflect stock splits and dividends where applicable.

ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION  AND RESULTS OF OPERATIONS:


Liquidity_And_Interest_Rate_Sensitivity__

        The main objectives of asset/liability management are to provide adequate liquidity and to minimize interest rate risk. Liquidity is the ability to meet cash flow needs, which in the banking industry, refers to the Company's ability to fund customer borrowing needs as well as deposit withdrawals. The Company's primary source of liquidity is the daily Federal Funds Sold and Securities available-for-sale. In addition, other assets such as Cash and Due From Banks and maturing loans also provide additional sources of liquidity. At March 31, 1997, the amount of Cash and due from banks and securities and loans with scheduled maturities within the next three months was $83 million. The Company continues to keep a balance between short and long-term investments and securities that will provide adequate liquidity and simultaneously maximize earnings. Based on the Company's capital position, profitability and reputation, the available liquidity sources are considered adequate to meet the current and projected needs of the Company.


        Interest rate risk and rate sensitivity are measured by an analysis of the Company's "GAP". GAP is the difference between the volume of assets and liabilities that will mature or reprice within a specific time frame. At March 31, 1997, the Company had a GAP position of - 8.32% of total assets for a one year period. This negative GAP is a result of the Company extending maturities on investment securities and fixing rates on certain commercial loans for up to three years. The liability sensitive position will benefit the Company in a falling or stable interest rate environment and negatively impact the Company in a rising rate environment.


Capital__

        The Company's capital adequacy is a primary concern in our industry today and is measured by several key ratios. A long standing measure of capital adequacy is the percentage of shareholders' equity to total assets. At March 31, 1997, the Company's equity-to-asset ratio adjusted by the impact of FAS
#115 was 12.2% compared to 11.8% at December 31, 1996.
Regulators of the banking industry focus primarily on two other measurements of capital - the risk based capital ratio and the leverage ratio. The risk based capital ratio consists of a numerator of allowable capital components and a denominator of an accumulation of risk weighted assets. With a significant portion of the Company's investment securities portfolio in government related low risk categories and a fair amount of the loan portfolio in one to four family mortgage loans with a 50% risk assessment, the risk based capital ratio is 19.22% at March 31, 1997, and 18.25% at December 31, 1996.

        The regulators require a minimum leverage capital ratio above 3%. They will expect most banks to maintain leverage ratios in the 4-5% range. The leverage ratio is calculated as equity capital less certain intangible assets divided by total assets less the same intangible assets. At March 31, 1997, and December 31, 1996, the ratios were 12.11% and 11.86% respectively.

The Company's deposit insurance premiums which are paid to the Federal Deposit Insurance Corporation are based on these capital ratios. The FDIC considers a bank "adequately capitalized" if the capital ratios are: Total equity 8% Tier 1 risk based capital of 4% and a leverage ratio of 4%. The FDIC considers a bank "well capitalized" with comparable capital ratios of 10%, 6% and 5%. The Company is considered a "well capitalized" Bank, and therefore is subject to the lowest deposit insurance premiums available.


Financial_Condition__

        The total assets of the Company decreased by $8.6 million or 2.5% from December 31, 1996 to March 31, 1997. This decrease was primarily due to temporary funds deposited by retail customers at December 31,
1996 and withdrawn by March 31, 1997.   Despite the recent increase
in the prime lending rate from 8.25% to 8.50% total loans have increased
$5.5 million for the first quarter. This increase indicates continued strong demand for loans. It is expected that the interest rate environment will experience a slight increase over the next six to nine months, which may negatively effect the demand for loans.

   Total securities available-for-sale and fed funds sold declined by $12.9 million in the first quarter of 1997. This decline is due primarily to $8.0 million of short-term Commercial Paper which matured in the first three months of this year. These securities were funded primarily by the inflows of seasonal deposits at year end with the short maturities planned to offset the normal decrease in deposits during the first quarter. The remaining decline, mainly in Fed Funds Sold, has been used to fund the continued strong loan growth.


  Total deposits declined by $11.9 million, including a $4.8 million decline in non-interest bearing deposits. The Company annually experiences a decline in deposits during the first quarter as mainly corporate customers draw their funds out that were on deposit at year end. The majority of the remaining decrease is in the NOW and Money Market accounts. The certificates of deposit, which in prior years experienced steady declines have since stablized. With the interest rate environment anticipating another rate increase during the year the Company expects to see an increase in Certificates of Deposit.


Results_of_Operations__

        Net income was $1,306,000 for the first three months of 1997 compared to $1,291,000 for the same period in 1996. Earnings per share for the three months ended March 31, 1997 and 1996 were $.33 and $.32 per share respectively. Dividends were $.10 per share in the first quarter of 1997 and $.09 per share for the first quarter in 1996. All per share numbers have been adjusted for a 2-for-1 stock split effective June 30,1996.


        Total interest and fee income for the first three months increased $99 thousand or 1.6% compared to the prior year. The prior year includes $75 thousand in non-recurring fees on mortgages sold and also
$152 thousand in credit card income, the credit card portfolio was sold in the fourth quarter of 1996. The credit card income from the prior year has been replaced during the current year by growth in lower yielding loans. Factoring out these two items total interest income increased $326 thousand or 5.4% over the same period last year. This increase is due primarily to the increase in earning assets, and the increased yield in the investment portfolio. The increase in the investment portfolio yield is a result of maturities in the portfolio of bonds that were purchased during the low point in the interest rate cycle in 1993. These bonds have yields in the 4% range and are being replaced with bonds yielding nearly 6%.


     Total earning assets were $322.9 and $302.5 million at March 31, 1997 and March 31, 1996. The increase in earning assets is due primarilay to the growth in the loan portfolio of $16.1 million offset by by the sale of $4.9 million of credit card loans in the fourth quarter of 1996. Had these loans not been sold, the earning assets would be approximately $327.8 million at March 31, 1997.
The weighted interest earned on those assets were 7.94% and 8.30% respectively. This decrease in the weighted interest rate on earning assets is due primarily to the sale of the higher yielding credit card portfolio which has been replaced with lower yielding loans.

  Total interest bearing liabilities at March 31, 1997 and March 31, 1996 were $261.1 and $248.5 million respectively. The weighted interest rate paid for these deposits has dropped from 4.11% at March 31, 1996 to to 4.04% at March 31, 1997.

        The net effect of the changes in interest earning assets and interest paying liabilities, combined with the repricing that has occurred since
March 31, 1996 caused an increase in net interest income of $41 thousand or 1.1%


        Total other income decreased $42 thousand for the three months ended March 31, 1997 compared to the same period in 1996. The prior year income includes $18 thousand in non-recurring gains on mortgages sold and $58 thousand in miscellaneous income not included in the current year income and the current year has a loss of $7 thousand on securities sold. The $58 thousand decrease in other non-interest income is primarily due to the loss of income from the merchant credit card business which was sold during the fourth quarter of 1996.


Total other expenses decreased by $19 thousand for the three month's ended March 31, 1997 compared with the same period in 1996. While total other expenses declined, salaries and employee benefits increased $86 thousand or 6.9% to $1,335 million for the quarter ended March 31, 1997 compared to $1,249 million for the same period in 1996. The Company operates in a highly competitive market for lower cost labor, and necessarily maintains base wages higher in order to retain the current staff.


The other non-interest expenses declined $97 thousand for the first quarter of 1997 as compared to the same quarter in 1996. The primary reasons for the decline is a reduction in the Franchise tax due to tax planning strategies, and a sharp reduction in credit card processing fees due to the sale of our credit card and merchant businesses.




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

                                NONE

        ITEM 3 - Defaults upon senior securities:

                                NONE

        ITEM 4 - Submission of matters to a vote of securities holders:

            (a)  Annual Meeting of Shareholders March 27, 1997.



            (b)  The following directors were elected:

Bala Venkataraman   3,103,997 FOR               62,005 ABSTAIN

B. Diane Gordon     3,015,518 FOR              150,460 ABSTAIN

Darcy B. Pajak      3,028,125 FOR              137,854 ABSTAIN

Stephen L. Shapiro  2,998,813 FOR              167,166 ABSTAIN



 The following are the directors who were not up for election and whose term continued after the Annual Meeting:

                  Gwenn E. Bull              James O. Basford

                  David L. Christopher       Joseph R. Benden

                  Dennis B. Donahue          David E. Taylor

                  Jeffrey E. Smith           John C. Johnston III



           (d)   None



        ITEM 5 - Other information:

                                NONE

        ITEM 6 - Exhibits and reports on Form 8-K:

                                NONE





______________________SIGNATURES______________________________

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                                ___Wayne_Bancorp,_Inc.__

                                                        (Registrant)



Date ____May_13,_1997____       ____________________________

                                        David L. Christopher,
                                        Chairman, President & CEO



Date ____May_13,_1997____       ____________________________

                                        David P. Boyle, CPA
                                        Executive Vice President and CFO
                                        Wayne County National Bank









































-11-