Form 10-Q
period 1997-06-30
WAYNE BANCORP INC /OH/
filed 1997-08-12
CIK 788134

FORM 10-Q
                                 UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON,  DC  20549

                     Quarterly Report Under Section 13 or 15d
                      of the Securities Exchange Act of 1934

For the Quarter Ended: June 30, 1997           COMMISSION FILE NUMBER 0-14612

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

Yes__X__       No_____


Number of shares of Common Stock, Stated Value $1.00 per Share, issued and
outstanding at July 31, 1997:    3,933,572




                                           INDEX

                                     WAYNE BANCORP, INC.
                                         FORM 10-Q

                           For the Quarter Ended June 30, 1997

PART I.    FINANCIAL INFORMATION                                        PAGE NO.

Item 1.   Financial Statements

                        Consolidated Balance Sheet.....................      1

                        Consolidated Statement of Income...............      2

                        Consolidated Statement of Cash Flows...........      3

                        Notes to Consolidated Financial Statements.....     4,5


Item  2.   Management's discussion and analysis of financial
           condition and results of operations...................         6 - 9


PART II.   OTHER INFORMATION.......................................         10

SIGNATURES.........................................................         11



PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET  (UNAUDITED)
(In thousands of dollars)
                                                     June 30, December 31,
                                                        1997       1996
                                                   ----------------------
ASSETS
Cash and Due From Banks............................   $15,848    $14,975
Federal Funds Sold.................................         0      7,620
                                                   ----------------------
     Total Cash and Cash Equivalents........           15,848     22,595

Securities Available-for-Sale  (Note 2)............    90,435    103,294

Loans   (Note 3)...................................   233,615    219,366
                        Unearned Income..........        (639)      (637)
                        Allowance for Loan Losses      (3,788)    (3,657)
                                                   ----------------------
     Net Loans..............................          229,188    215,072

Premises and Equipment.............................     6,084      6,215
Accrued interest receivable and other assets.......     4,882      5,217
                                                   ----------------------
TOTAL ASSETS.......................................  $346,437   $352,393
                                                   ======================
LIABILITIES
Deposits
     Interest Bearing..............................  $226,771   $238,272
     Non-Interest Bearing..........................    47,273     43,414
                                                   ----------------------
     Total Deposits.........................          274,044    281,686

Federal Funds Purchased............................     2,000
Securities Sold Under Agreements to Repurchase.....    24,727     26,142
Other Liabilities..................................     2,352      3,076
                                                   ----------------------
     Total Liabilities......................          303,123    310,904

SHAREHOLDERS' EQUITY
Common Stock, Stated Value $1......................     3,935      3,935
  Shares Authorized 5,400,000
  Shares Outstanding - 3,933,572 in 1997
                   and 3,935,139 in 1996
Paid In Capital....................................    13,356     13,356
Retained Earnings..................................    25,942     24,038
Treasury Stock.....................................       (47)       (88)
Unrealized gain/(loss) on Securities Available-
       for-sale....................................       128        248
                                                   ----------------------
     Total Shareholders' Equity.............           43,314     41,489
                                                   ----------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.........  $346,437   $352,393
                                                   ======================

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)   (In Thousands)

                                          Three Months Ended    Six Months Ended
                                                June 30,            June 30,
                                           1997       1996       1997      1996
                                       -----------------------------------------
INTEREST INCOME:

Interest and Fees on Loans.............     $5,093     $4,827     $9,916  $9,698
Interest and Dividends on Securities:
     Taxable...........................      1,120      1,159      2,314   2,255
     Nontaxable........................        299        275        592     556
Other Interest Income..................         26         18        102      57
                                       -----------------------------------------
Total Interest Income..................      6,538      6,279     12,924  12,566

INTEREST EXPENSE:

Interest on Deposits...................      2,341      2,427      4,664   4,794
Interest on Repurchase Agreements......        320        196        601     375
Interest on Other Borrowings...........         15         19         23      27
                                       -----------------------------------------
Total Interest Expense.................      2,676      2,642      5,288   5,196

NET INTEREST INCOME....................      3,862      3,637      7,636   7,370
Provision for Loan Losses..............         45         45         90      90
                                       -----------------------------------------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES...              3,817      3,592      7,546   7,280

OTHER INCOME:
Service Charges and Fees...............        324        329        641     646
Income from Fiduciary Activities.......        270        225        540     450
Other Non-Interest Income..............         89        172        184     336
Gain on Sale of Loans                            0          0          0      11
Gain (Loss) on Sale of Securities......          0         (1)        (7)    (1)
                                       -----------------------------------------
Total Other Income.....................        683        725      1,358   1,442

OTHER EXPENSES:

Salaries and Employee Benefits.........      1,304      1,299      2,639   2,548
Occupancy and Equipment................        283        260        563     548
Other Operating Expenses...............        911      1,024      1,825   2,035
                                       -----------------------------------------
Total Other Expenses...................      2,498      2,583      5,027   5,131

INCOME BEFORE INCOME TAX EXPENSE.......      2,002      1,734      3,877   3,591

INCOME TAX EXPENSE.....................        618        526      1,187   1,092
                                       -----------------------------------------
NET INCOME.............................     $1,384     $1,208     $2,690  $2,499


NET INCOME PER SHARE (note 4)                $0.35      $0.31      $0.68   $0.64
DIVIDENDS PER SHARE (note 4)                 $0.10      $0.10      $0.20   $0.19


See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)  (In Thousands)

                                                        Six Months Ended
                                                           June 30,
                                                      1997       1996
-------------------------------------------------------------------------
OPERATING ACTIVITIES

Net Income.........................................    $2,690     $2,499
Adjustments to reconcile net income to net cash
   provided by operating activities:
       Provision for Loan Losses..............             90         90
       Depreciation and Amortization.........             266        370
       Amortization of Investment Security
         premiums and discounts....................        56        187
       Decrease in interest receivable.............       102        101
      (Decrease) in interest payable......                (64)       (10)
       Other, (net)..............................        (364)      (842)
                                                   ----------------------
Net Cash Provided by Operating Activities               2,776      2,395

INVESTING ACTIVITIES

Purchase of Investment Securities
   Available-for-Sale..................                (9,822)   (25,061)
Proceeds from matured Investment Securities
   Available-for-Sale..............................    21,420     19,491
Proceeds from sale of Investment Securities
   Available-for-Sale..............................     1,022      1,992
Proceeds from sales of loans.......................         0      8,539
Net increase in loans and leases.................     (14,206)   (11,346)
Purchase of premises and equipment.................      (135)      (289)
                                                   ----------------------
Net cash used by investing activities.....             (1,721)    (6,674)

FINANCING ACTIVITIES

Net decrease in deposits.................              (7,642)    (3,554)
Net increase in short term borrowings..............       585      6,251
Cash dividends.................................          (786)      (593)
Cash dividends reinvested..........................         0        119
Issuance of common stock.......................             0          1
Purchase of Treasury Stock.........................      (397)      (203)
Sale of Treasury Stock.............................       438        254
                                                   ----------------------
Net cash provided (used) by financing activities...    (7,802)     2,275

Decrease in cash and cash equivalents..............    (6,747)    (2,004)
Cash and cash equivalents at beginning of period...    22,595     17,015
                                                   ----------------------
Cash and cash equivalents at end of period.........   $15,848    $15,011
                                                   ======================

Cash paid for interest                                 $5,390     $5,297
Cash paid for income taxes                             $1,250     $1,200



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

     During the six months ended June 30, 1997, the proceeds from sales of securities available-for-sale were $1,021,781 with gross realized losses of $7 thousand included in earnings. During the six months ended June 30, 1996, the proceeds from the sale of securities available-for-sale were $1,992,187 with gross realized losses of $4 thousand and gross realized gains of $3 thousand included in earnings.

     Summary of Amortized Cost and Fair Values of Securities Available-for-Sale:
                                                        June 30, 1997
                                                   Gross      Gross
                                       Amortized   Unrealized Unrealized Fair
                                       Cost        Gains      Losses     Value
                                     -------------------------------------------
U.S. Treasury.................           $23,260        $71       ($50) $23,281
Federal Agency Obligations....            17,425         40       (120)  17,345
Federal Agency Pools..........            20,906        132       (136)  20,902
Obligations of states and
  political subdivisions......            20,460        315        (63)  20,712
Other securities..............             8,190         34        (29)   8,195
                                     -------------------------------------------
                                         $90,241       $592      ($398) $90,435
                                     ===========================================

                                                       December 31, 1996

                                                   Gross      Gross
                                       Amortized   Unrealized Unrealized Fair
                                       Cost        Gains      Losses     Value
                                     -------------------------------------------
U.S. Treasury.................           $23,043        $84       ($65) $23,062
Federal Agency Obligations....            17,446         83       (118)  17,411
Federal Agency Pools..........            23,173        159       (135)  23,197
Obligations of states and
  political subdivisions......            21,009        397        (28)  21,378
Other securities..............            18,246         63        (63)  18,246
                                     -------------------------------------------
                                        $102,917       $786      ($409)$103,294
                                     ===========================================


3.   Loans:
     Loans are comprised of the following:


                                                    June 30,   December 31,
                                                      1997       1996
                                                   ----------------------
Commercial loans...................................  $100,467    $90,638
Real Estate loans..................................    83,834     79,859
Installment loans..................................    38,278     39,183
Lease Financing....................................     3,427      3,246
Home Equity loans..................................     7,609      6,417
Other loans........................................                   23
                                                   ----------------------
                          Total....................  $233,615   $219,366
                                                   ======================


4.   Per Share Data:
     Per share data is calculated based on 3,935,397 average common shares outstanding for 1997 and 3,935,139 for 1996. All per share data has been adjusted to reflect stock splits and dividends where applicable.

        WAYNE BANCORP, INC. AND SUBSIDIARIES

        UNAUDITED CONSOLIDATED STATEMENT OF CONDITION

_________________________________________________________________

ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------------

Liquidity_And_Interest_Rate_Sensitivity__

        The main objectives of asset/liability management are to provide adequate liquidity and to minimize interest rate risk.
Liquidity is the ability to meet cash flow needs, which in the banking industry, refers to the Company's ability to fund customer borrowing needs as well as deposit withdrawals. The
Company's primary source of liquidity is the daily Federal Funds
Sold and Investment Securities, in particular, the investments with shorter maturities and those identified as available for sale. At June 30, 1997, the amount of investments available-for-sale or maturing within the next three months was $90 million. In addition, other assets such as Cash and Due From Banks and maturing loans and loans held for sale also provide additional sources of liquidity. The Company continues to keep a balance between short and long-term investments and securities available for sale that will provide adequate liquidity and at the same time maximize earnings. Based on the Company's capital position, profitability and reputation, the available liquidity sources are considered adequate to meet the current and projected needs of the Company.

        Interest rate risk and rate sensitivity is measured by an analysis of the Company's "GAP". GAP is the difference between the volume of assets and liabilities that will mature or reprice within a specific time frame. At June 30, 1997, the Company had an adjusted GAP position of - 6.15% of total assets for a one year period. This negative GAP is a result of the Company extending maturities on investment securities and fixing rates on certain commercial loans for up to three years. The liability sensitive position will benefit the Company in a falling or stable interest rate environment. A positive GAP will benefit the Company in a rising rate environment.

Capital__

        The Company's capital adequacy is a primary concern in our industry today and is measured by several key ratios. A long standing measure of capital adequacy is the percentage of shareholders' equity to total assets. At June 30, 1997 the Company's equity-to-asset ratio adjusted by the impact of FAS
#115 was 12.5% compared to 11.7% at December 31, 1996.
Regulators of the banking industry focus primarily on two other measurements of capital - the risk based capital ratio and the leverage ratio. The risk based capital ratio consists of a numerator of allowable capital components and a denominator of an accumulation of risk weighted assets. With a significant portion of the Company's investment securities portfolio in government related low risk categories and a fair amount of the loan portfolio in one to four family mortgage loans with a 50% risk assessment, the risk based capital ratio is 19.8% at June
30, 1997 and 18.8% at December 31, 1996, well above the regulatory minimum of 8.0%.

        The regulators require a minimum leverage capital ratio above 3%. They will expect most banks to maintain leverage ratios in the 4-5% range. The leverage ratio is calculated as equity capital less certain intangible assets divided by total assets less the same intangible assets. At June 30, 1997 and December 31,
1996 the ratios were 12.4% and 11.5% respectively.

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

Financial_Condition__

        The total assets of the Company decreased by $6.0 million or from December 31, 1996 to June 30,  1997.  The decrease was
due to temporary decreases in customer deposits. This is the historical experience of the Company. Net loans increased $14.1 million for the first six months of 1997. This increase is concentrated in the commercial and residential real estate portions of the portfolio. The Company continues to experience strong growth in these areas due primarily to the economic
conditions of the Company's market area.   The investment portfolio of
the Company has declined $12.9 million from December 31, 1996 to June 30, 1997. The bulk of this decline was in the Other Securities part of the investment portfolio. These maturities were the primary source of funding for the growth in the loan portfolio. Management expects the pace of growth to slow somewhat during the second half of the year.

        Total deposits declined by $7.6 million, from December 31, 1996 to June 30, 1997.  The Company has this experience each year in the first six months  where mostly corporate deposit customers draw their funds out that were on deposit at year end. In addition, increased competition from both bank and non-bank competitors has, and is expected to continue to limit the Company's ability to grow the deposit
base at a pace equal to or better than the total asset growth.   This will
create the need for the Bank to seek alternative funding sources such as the Federal Home Loan Bank. These alternative sources can provide the needed funds, however, the cost of these is higher than the cost of the Bank's traditional deposit base. This will cause presure on the Bank's net interest margin in the future.

Results_of_Operations__

        Net income was $2,690,000 for the first six months of 1997 compared to $2,499,000 for the same period in 1996. Net income increased $176 thousand to $1,384 for the three months ended June 30, 1997 compared to the same period in 1996.

     Earnings per share for the six months ended June 30, 1997 and 1995 were $.68 and $.64 per share respectively. Earnings per share for the three months ended June 30, 1997 and 1996 were $.35 and $.31 respectively. Dividends were $.20 per share for the first six months of 1997 and $.19 per share for the first six months of 1996.

        Total interest income for the first six months increased $358 thousand or 2.9% compared to the previous year. Total interest income increased $259 thousand or 4.1% during the three months ended June 30, 1997 compared to the similar period in 1996. The increase is due primarily to the increase in the loan portfolio, funded through maturities in the investment portfolio.

     Total earning assets were $324 and $311 million at June 30, 1997 and 1996. The increase in earning assets is due to the growth in the loan portfolio. The weighted interest earned on those assets were 8.10% for both periods. This level weighted rate on earnings assets is due to the falling interest rate environment in the investment portfolio, offset by the change in the mix of earning assets from investments to loans.

  Total interest paying liabilities at June 30, 1997 and 1996 were $253 and $254 million respectively. The weighted interest rate paid for these deposit has risen from 4.09% at June 30, 1996 to to 4.18% at June 30, 1997.

        The net effect of the changes in interest earning assets and interest paying liabilities, combined with the repricing that has occurred since June 30, 1996 is an increase in net interest income of $266 thousand or 3.7% for the six months ended June 30, 1997 compared to the same period in 1996.

     The provision for loan losses for the first six months of 1997 was $90 thousand. This is the same amount provided for the first six months of 1996. Management feels that given the current excellent quality of the loan portfolio, combined with the strong reserve to total loans position, the current expense for the provision for loan losses is adequate. In the event there is a material deterioration in loan quality, the provision would be adjusted accordingly.

        Total other income decreased $42 thousand for the three months ended June 30, 1997 compared to 1996 and $84 thousand for the six months ended
June 30, 1997 compared to 1996. The primary reason for this decrease is the decline in the merchant income recognized from the credit card portfolio, which was sold in the fourth quarter of 1996. Mercant income for the first half of 1996 was approximately $165 thousand versus zero in 1997. In addition, the fees generated through the Trust Department have increased $90 thousand for the first six months of 1997 versus 1996. The main reason for the increase in Trust earnings is a fee increase and increased values of securities which the trust fees are based on.

        Total other expenses have decreased $85 thousand for the three month period and $104 thousand for the six months ended
June 30,  1997 compared with the same period in 1996.
The largest part of this  decrease is in the other operating expense area.
The Company sold the credit card portfolio in 1996 as well as the merchant service portion of that business. The sale reduced the Banks processing costs by $120 thousand for the first six months of 1997. Salary and employee benefit costs have risen $91 thousand or 3.6% for the first six months of 1997. This is in line with management expectations, as the average compensation adjustment for 1997 was 3.5%.


     The net effect of all of the changes in the income statement mentioned above is an increase in income prior to income tax expense of $286 thousand or 8% for the six months ended June 30, 1997 compared to June 30, 1996.

Based on this increase in profit before taxes, the expense for Federal Income
Taxes increased $95 thousand or 8.7%.   Net income for the six months
ended June 30, 1997 was $2.7 million representing an increase of $191 thousand or 7.6% over the same period in 1996.

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

     Bala Venkataraman       3,103,973 FOR             62,005 ABSTAIN

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

        ITEM 6 - Exhibits and reports on Form 8-K:

                                NONE





______________________SIGNATURES______________________________

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                                ___Wayne_Bancorp,_Inc.__

                                                        (Registrant)



Date ____August_11,_1997____       ____________________________

                                        David L. Christopher,
                                        Chairman, President & CEO



Date ____August_11,_1997____       ____________________________

                                        David P. Boyle, CPA
                                        Executive Vice President & CFO
                                        Wayne County National Bank






































































































































































-11-