Form 10-Q
period 1997-09-30
WAYNE BANCORP INC /OH/
filed 1997-10-27
CIK 788134

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON,  DC  20549

                                  FORM 10-Q
                    Quarterly Report Under Section 13 or 15d
                     of the Securities Exchange Act of 1934

For the Quarter Ended:     September 30, 1997   COMMISSION FILE NUMBER 0-14612

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

Yes__X__       No_____


Number of shares of Common Stock, Stated Value $1.00 per Share, issued and
outstanding at October 24, 1997:    3,935,393







                                      INDEX

                               WAYNE BANCORP, INC.
                                  FORM 10-Q

                     For the Quarter Ended September 30, 1997

PART I.    FINANCIAL INFORMATION                                        PAGE NO.

Item 1.   Financial Statements

                    Consolidated Balance Sheet.........................      1

                    Consolidated Statement of Income...................      2

                    Consolidated Statement of Cash Flows...............      3

                    Notes to Consolidated Financial Statements.........     4,5


Item  2.   Management's discussion and analysis of financial
           condition and results o.....................................   6 - 9


PART II.   OTHER INFORMATION...........................................     10

SIGNATURES.............................................................     11






PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET  (UNAUDITED)  (In Thousands)
                                           September 30,  December 31,
                                                1997            1996
                                           ----------------------------
ASSETS
Cash and Due From Banks....................      $13,996       $14,975
Federal Funds Sold.........................        5,000         7,620
                                           ----------------------------
     Total Cash and Cash Equivalents.......       18,996        22,595

Securities Available-for-Sale  (Note 2)....       86,186       103,294

Loans   (Note 3)...........................      239,037       219,366
                    Unearned Income........         (601)         (637)
                    Allowance for Loan Loss       (3,591)       (3,657)
                                           ----------------------------
     Net Loans.............................      234,845       215,072

Premises and Equipment.....................        6,217         6,215
Accrued interest receivable
             and other assets..............        4,946         5,217
                                           ----------------------------
TOTAL ASSETS...............................     $351,190      $352,393
                                           ============================
LIABILITIES
Deposits
     Interest Bearing......................     $231,307      $238,272
     Non-Interest Bearing..................       45,517        43,414
                                           ----------------------------
     Total Deposits........................      276,824       281,686

Securities Sold Under Agreements
             to Repurchase.................       26,480        26,142
Federal Home Loan Bank Advances............          836
Other Liabilities..........................        2,393         3,076
                                           ----------------------------
     Total Liabilities.....................      306,533       310,904

SHAREHOLDERS' EQUITY
Common Stock, Stated Value $1..............        3,935         3,935
  Shares Authorized 5,400,000
Shares Issued - 3,935,892 in 1997 and 3,935,757 in 1996
Shares Outstanding - 3,935,512 in 1997 and 3,932,733 in 1996
Paid In Capital............................       13,356        13,356
Retained Earnings..........................       26,949        24,038
Treasury Stock.............................          (15)          (88)
Unrealized gain/(loss) on
 Securities Available-for-sale.............          432           248
                                           ----------------------------
     Total Shareholders' Equity............       44,657        41,489
                                           ----------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.     $351,190      $352,393
                                           ============================

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)   (In Thousands)

                                     Three Months Ended     Nine Months Ended
                                         September  30,         September  30,
                                       1997     1996          1997          1996
                                ------------------------------------------------
INTEREST INCOME:

Interest and Fees on Loans........    $5,333    $4,963       $15,249    $14,661
Interest and Dividends on Securities:
     Taxable......................     1,063     1,159         3,377      3,414
     Nontaxable...................       264       276           856        832
Other Interest Income.............        12        11           114         68
                                  ----------------------------------------------
Total Interest Income.............     6,672     6,409        19,596     18,975

INTEREST EXPENSE:

Interest on Deposits..............     2,367     2,321         7,031      7,115
Interest on Repurchase Agreements.       288       246           888        621
Interest on Other Borrowings......        26        29            49         56
                                  ----------------------------------------------
Total Interest Expense............     2,681     2,596         7,968      7,792

NET INTEREST INCOME...............     3,991     3,813        11,628     11,183
Provision for Loan Losses.........        45        45           135        135
                                  ----------------------------------------------
NET INTEREST INCOME AFTER              3,946     3,768        11,493     11,048
   PROVISION FOR LOAN LOSSES...

OTHER INCOME:

Service Charges and Fees..........       293       346           934        992
Income from Fiduciary Activities..       270       225           810        675
Other Non-Interest Income.........        76       195           260        542
Gain (Loss) on Sale of Securities.         1         0            (6)        (1)
                                  ----------------------------------------------
Total Other Income................       640       766         1,998      2,208

OTHER EXPENSES:

Salaries and Employee Benefits....     1,328     1,298         3,967      3,846
Occupancy and Equipment...........       285       260           849        808
Other Operating Expenses..........       915     1,113         2,740      3,148
                                  ----------------------------------------------
Total Other Expenses..............     2,528     2,671         7,556      7,802

INCOME BEFORE INCOME TAX EXPENSE..     2,058     1,863         5,935      5,454

INCOME TAX EXPENSE................       642       570         1,829      1,662
                                  ----------------------------------------------
NET INCOME........................    $1,416    $1,293        $4,106     $3,792


NET INCOME PER SHARE (note 4)          $0.36     $0.33         $1.04      $0.96
DIVIDENDS PER SHARE (note 4)           $0.11     $0.10         $0.31      $0.28


See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)  (In Thousands)



                                                1997         1996
-----------------------------------------------------------------------
OPERATING ACTIVITIES

Net Income.................................       $4,106        $3,792
Adjustments to reconcile net income to net cash
   provided by operating activities:
       Provision for Loan Losses...........          135           135
       Depreciation and Amortization.......          412           552
       Amortization of Investment Security
         premiums and discounts............           91           260
       (Increase) in interest receivable...         (185)          (10)
       (Decrease) in interest payable......         (159)          (95)
       Other, (net)........................         (354)         (379)
                                           ----------------------------
Net Cash Provided by Operating Activities          4,046         4,255

INVESTING ACTIVITIES

Purchase of Investment Securities
   Available-for-sale......................      (13,044)      (26,347)
Proceeds from sale of Investment Securities
   Available-for-Sale......................        3,058         1,992
Proceeds from matured Investment Securities
   Available-for-Sale......................       27,282        23,179
Proceeds from sale of Loans Held For Sale..                      8,539
Net increase in loans and leases...........      (19,908)      (15,496)
Purchase of premises and equipment.........         (413)         (526)
                                           ----------------------------
Net cash used by investing activities.....        (3,025)       (8,659)

FINANCING ACTIVITIES

Net decrease in deposits..................        (4,863)       (5,588)
Net increase in short term borrowings......        1,174         7,171
Cash dividends.............................       (1,219)       (1,087)
Cash dividends reinvested..................          215           183
Issuance of common stock...................                          1
Purchase of Treasury Stock.................         (441)         (211)
Sale of Treasury Stock.....................          514           194
                                           ----------------------------
Net cash used by financing activities......       (4,620)          663

Decrease in cash and cash equivalents......       (3,599)       (3,741)
Cash and cash equivalents at
         beginning of period...............       22,595        17,015
                                           ----------------------------
Cash and cash equivalents at end of period.      $18,996       $13,274
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

     During the nine months ended September 30, 1997, the proceeds from sales of securities available-for-sale were $3,058,000 with gross realized losses of $7 thousand and gross realized gains of $1 thousand included in earnings. During the nine months ended September 30, 1996, the proceeds from the sale of securities available-for-sale were $1,992,000 with gross realized losses of $4 thousand and gross realized gains of $3 thousand included in earnings.



     Summary of Amortized Cost and Fair Values of Securities Available-for-Sale:
                                           September 30, 1997
                               Amortized Gross Unrealized Gross Unrealized Fair
                               Cost           Gains            Losses      Value
                               ------------------------------------------------
U.S. Treasury...............    $21,275          $119          ($19)   $21,375
Federal Agency Obligations.....  17,377            64           (49)    17,392
Federal Agency Pools........     19,184           140           (52)    19,272
Obligations of states and
  political subdivisions...      19,255           411           (24)    19,642
Other securities...........       8,440            83           (18)     8,505
                               ------------------------------------------------
                                $85,531          $817         ($162)   $86,186
                               ================================================

                                               December 31, 1996

                               Amortized Gross Unrealized Gross Unrealized Fair
                               Cost           Gains           Losses       Value
                               ------------------------------------------------
U.S. Treasury..............     $23,043           $84          ($65)   $23,062
Federal Agency Obligations.....  17,446            83          (118)    17,411
Federal Agency Pools.......      23,173           159          (135)    23,197
Obligations of states and
  political subdivisions...      21,009           397           (28)    21,378
Other securities...........      18,246            63           (63)    18,246
                               ------------------------------------------------
                               $102,917          $786         ($409)  $103,294
                               ================================================


3.   Loans:
     Loans are comprised of the following:


                                           September 30,  December 31,
                                                1997          1996
                                           ----------------------------
Commercial loans...........................     $103,451       $90,638
Real Estate loans..........................       85,690        79,859
Installment loans..........................       38,085        39,183
Lease Financing............................        3,556         3,246
Home Equity loans..........................        8,255         6,417
Other loans................................                         23
                                           ----------------------------
                    Total..................     $239,037      $219,366
                                           ============================


4.   Per Share Data:
     Per share data is calculated based on 3,935,498 average common shares outstanding for 1997 and 3,935,139 for 1996. All per share data has been adjusted to reflect stock splits and dividends where applicable.



                                              -5-

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

        UNAUDITED CONSOLIDATED STATEMENT OF CONDITION

_________________________________________________________________

ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------------

Liquidity_And_Interest_Rate_Sensitivity__

        The main objectives of asset/liability management are to provide adequate liquidity and to minimize interest rate risk.
Liquidity is the ability to meet cash flow needs, which in the banking industry, refers to the Company's ability to fund customer borrowing needs as well as deposit withdrawals. The
Company's primary source of liquidity is the daily Federal Funds
Sold and Investment Securities, in particular, the investments with shorter maturities and those identified as available for sale. At September 30, 1997, the amount of fed funds sold and investments available-for-sale was $91 million. In addition, other assets such as Cash and Due from Banks and maturing loans also provide additional sources of liquidity. The Company continues to keep a balance between short and long-term investments and securities available for sale that will provide adequate liquidity and at the same time maximize earnings. Based on the Company's capital position, profitability and reputation, the available liquidity sources are considered adequate to meet the current and projected needs of the Company.

        Interest rate risk and rate sensitivity is measured by an analysis of the Company's "GAP". GAP is the difference between the volume of assets and liabilities that will mature or reprice within a specific time frame. At September 30, 1997, the Company had an adjusted GAP position of - .37% of total assets for a one year period. This neutral GAP is a result of the Company extending maturities on investment securities and fixing rates on certain commercial loans for up to three years. The neutral GAP position will benefit the Company in a volitile interest rate environment.

Capital__

        The Company's capital adequacy is a primary concern in our industry today and is measured by several key ratios. A long standing measure of capital adequacy is the percentage of shareholders' equity to total assets. At September 30, 1997 the Company's equity-to-asset ratio adjusted by the impact of FAS
#115 was 12.6% compared to 11.7% at December 31, 1996.
Regulators of the banking industry focus primarily on two other measurements of capital - the risk based capital ratio and the leverage ratio. The risk based capital ratio consists of a numerator of allowable capital components and a denominator of an accumulation of risk weighted assets. With a significant portion of the Company's investment securities portfolio in government related low risk categories and a fair amount of the loan portfolio in one to four family mortgage loans with a 50% risk assessment, the risk based capital ratio is 20.7% at September 30, 1997 and 18.8% at December 31, 1996, well above the regulatory minimum of 8.0%.

        The regulators require a minimum leverage capital ratio above 3%. They will expect most banks to maintain leverage ratios in the 4-5% range. The leverage ratio is calculated as equity capital less certain intangible assets divided by total assets less the same intangible assets. At September 30, 1997 and December 31, 1996 the ratios were 12.7% and 11.5% respectively.

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

Financial_Condition__

        The total assets of the Company were relatively flat with a minor decrease of $1 million from December 31, 1996 to September 30, 1997.
Net loans increased $19.8 million for the first nine months
of 1997.  This increase is concentrated in the commercial and residential real estate portions of the portfolio. The Company continues to experience strong growth in these areas due primarily to the economic
conditions of the Company's market area.   The investment portfolio of
the Company has declined $17.1 million from December 31, 1996 to September 30, 1997. The bulk of this decline was in the Other Securities, which primarily consists of Corporate Bonds. These maturities were the primary source of funding for the growth in the loan portfolio.


        Total deposits declined by $4.9 million, from December 31, 1996 to September 30, 1997.  The Company experienced a similar decline in the first nine months of last year where mostly corporate deposit customers drew their funds out that were on deposit at year end. In addition, increased competition from both bank and non-bank competitors has, and is expected to continue to limit the Company's ability to grow the deposit
base at a pace equal to or better than the total asset growth.   This will
create the need for the Bank to seek alternative funding sources such as the Federal Home Loan Bank, during the third quarter of 1997 the Company did utilize these alternative funding sources. These alternative sources can provide the needed funds, however, the cost of these is higher than the cost of the Bank's traditional deposit base. This will cause pressure on the Bank's net interest margin in the future.

Results_of_Operations__

        Net income was $4,106,000 for the first nine months of 1997 compared to $3,792,000 for the same period in 1996. Net income increased $123 thousand to $1,416 for the three months ended September 30, 1997 compared to the same period in 1996.

     Earnings per share for the nine months ended September 30, 1997 and 1996 were $1.04 and $.96 per share respectively. Earnings per share for the three months ended September 30, 1997 and 1996 were $.36 and $.33 respectively. Dividends were $.31 per share for the first nine months of 1997 and $.28 per share for the first six months of 1996.

        Total interest income for the first nine months increased $621 thousand or 3.3% compared to the previous year. Total interest income increased $263 thousand or 4.1% during the three months ended
September 30, 1997 compared to the similar period in 1996. The increase is due primarily to the increase in the loan portfolio, funded through maturities in the investment portfolio.

     Total earning assets were $330 million and $313 million at September 30, 1997 and 1996 respectively. The increase in earning assets is due to the growth in the loan portfolio. The weighted interest earned on those assets were 8.04% and 8.08% respectively. This level weighted rate on earning assets is due to the falling interest rate environment in the investment portfolio, offset by the change in the mix of earning assets from investments to loans.

        Total interest paying liabilities at September 30, 1997 and 1996 were $259 million and $251 million respectively. The weighted interest rate paid for these deposit has fallen from 4.14% at September 30, 1996 to to 4.10% at September 30, 1997.

        The net effect of the changes in interest earning assets and interest paying liabilities, combined with the repricing that has occurred since September 30, 1996 is an increase in net interest income of $445 thousand or 4.0% for the nine months ended September 30, 1997 compared to the same period in 1996.

     The provision for loan losses for the first nine months of 1997 was $135 thousand. This is the same amount provided for the first nine months of 1996. Management feels that given the current excellent quality of the loan portfolio, combined with the strong reserve to total loans position, the current expense for the provision for loan losses is adequate. In the event there is a material deterioration in loan quality, the provision would be adjusted accordingly.

        Total other income decreased $126 thousand for the three months ended September 30, 1997 compared to 1996 and $210 thousand for the nine months ended September 30, 1997 compared to 1996.
The primary reason for this decrease is the decline in merchant income recognized from the credit card portfolio, which was sold in the fourth quarter of 1996. Merchant income for the first nine months of 1996 was approximately $252 thousand versus zero in 1997. However, the fees generated through the Trust Department have increased $135 thousand for the first nine months of 1997 versus 1996. The main reason for the increase in Trust earnings is a fee increase and increased values of securities on which the trust fees are based.

        Total other expenses have decreased $143 thousand for the three month period and $246 thousand for the nine months ended
September 30,  1997 compared with the same periods in 1996.
The largest part of this decrease is in the other operating expense area. The Company sold the credit card portfolio in the fourth quarter in 1996 as well as the merchant service portion of that business. The sale reduced the Banks processing costs by $163 thousand for the first nine months of 1997. Salary and employee benefit costs have risen $121 thousand or 3.2% for the first nine months of 1997. This is in line with management expectations, as the average compensation adjustment for 1997 was 3.5%.

     The net effect of all of the changes in the income statement mentioned above is an increase in income prior to income tax expense of $481 thousand or 8.8% for the first nine months of 1997 compared to the same period in 1996.

Based on this increase in profit before taxes, the expense for Federal Income Taxes increased $167 thousand or 10.1% for the nine months ended
September 30, 1997 compared to the same period in 1996. Net income for the nine months ended September 30, 1997 was $4.1 million representing an increase of $314 thousand or 8.3% over the same period in 1996.


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

     Bala Venkataram    3,103,973 FOR             62,005 ABSTAIN

     B. Diane Gordon    3,015,518 FOR            150,460 ABSTAIN

     Darcy B. Pajak     3,028,125 FOR            137,854 ABSTAIN

     Stephen L. Shap    2,998,813 FOR            167,166 ABSTAIN

     The following are the directors who were not up for election and whose term continued after the Annual Meeting:

                    Gwenn E. Bull          James O. Basford
                    David L. Christopher   Joseph R. Benden
                    Dennis B. Donahue      David E. Taylor
                    Jeffrey E. Smith       John C. Johnston III

           (d)   None

        ITEM 5 - Other information:

ACQUISITION OF CHIPPEWA VALLEY BANCSHARES, INC.

On October 13, 1997, Wayne Bancorp, Inc. (the "Company") and Chippewa Valley Bancshares, Inc. ("Chippewa") entered into a definitive agreement pursuant to which stockholders of Chippewa will receive 2.1916 shares of the Company's stock for each share of Chippewa owned by them, subject to adjustments as set forth in the agreement. Chippewa currently has 448,000 shares of stock outstanding of which Wayne Bancorp, Inc.owns 1,000 shares and total assets of approximately $138 million. The transaction is expected to be accounted for as a pooling of interest. The Company will pay fractional shares of its stock at the then current market price. The cash to be paid will be generated from reserves.

Chippewa is the parent company of the Chippewa Valley Bank, an Ohio state chartered financial institution with offices in Wayne, Medina and Summit Counties in Ohio. The Chippewa Valley Bank will retain its state charter and be a wholly owned subsidiary of the Company.

The transaction is subject to the normal regulatory approval and approval by both Chippewa's and the Company's shareholders.

The Company's corporate headquarters are in Wooster, Ohio, and the Company currently owns all of the outstanding shares of The Wayne County National Bank of Wooster, which has total assets of approximately $350 million.

FINANCIAL STATEMENTS AND EXHIBITS

It is impracticable to provide any of the required information set forth by the requirements under this item. Pursuant to the Commission's Rules and Regulations, the Company anticipates that any required information will be filed within 60 days.

A copy of the merger agreement is attached as EX-99.

        ITEM 6 - Exhibits and reports on Form 8-K:

                                NONE

______________________SIGNATURES______________________________

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                                ___Wayne_Bancorp,_Inc.__

                                                        (Registrant)

Date ____October_27,_1997____       ____________________________

                                        David L. Christopher,
                                        Chairman, President & CEO

Date ____October_27,_1997____       ____________________________

                                         David P. Boyle, CPA
                                         Executive Vice President and  CFO
                                         Wayne County National Bank