Form 10-K
period 1997-12-31
WAYNE BANCORP INC /OH/
filed 1998-03-30
CIK 788134

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.   20549
(Mark One)
 ___X___ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1997

 _______ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ......................to..........

         Commission File No. 014612

WAYNE BANCORP, INC.
                   (Exact name of registrant as specified in its charter)

  OHIO                               34-1516142
(State or other jurisdiction of      (IRS Employer Identification Number)
incorporation or organization)

112 West Liberty Street
PO Box 757
Wooster, Ohio  44691                   44691
(Address of principal executive offic(Zip Code)

Registrant's telephone number, including area code:      (330) 264-1222
Securities registered pursuant to section 12(b) of the AcNone
Securities registered pursuant to section 12(g) of the Act:

Common Stock, $1.00 Stated Value Per Share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or fur such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days YES__X___ NO______

Indicate by check mark if disclosures of delinquent filers in response to item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendments to this Form 10-K.          YES__X___  NO______

The aggregate market value of voting stock held by nonaffiliates of the registrant based on the most recent trade prices of such stock on March 1, 1998:

         Common Stock $1.00 stated value      $164,690,820

The number of shares outstanding of the issuer's classes of common stock as of March 1, 1998:

         Common Stock $1.00 stated value       3,921,210

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Shareholders for the year ended December 31, 1997 and portions of the Registrant's Proxy Statement for the Annual Shareholders Meeting to be held
March 26, 1998 are incorporated by reference into Parts I, II and III.




TABLE OF CONTENTS
WAYNE BANCORP, INC.
FORM 10-K

 PART I                                                    PAGE

Item 1   Business........................................       3
Item 2   Properties......................................      13
Item 3   Legal Proceedings...............................      13
Item 4   Submission of matters to a vote of security hold      14

 PART II

Item 5   Market for the Registrant's common stock and related
                   Shareholder matters...................      14
Item 6   Selected Financial Data.........................      14
Item 7   Management discussion and analysis of financial       14
                   and results of operations.............      14
Item 7A. Quantitative and qualitative disclosures about m      14
Item 8   Financial statements and supplementary data.....      14
Item 9   Changes in and disagreements with accountants on
                   accounting and financial disclosures..      14

PART III

Item 10  Directors and Executive Officers of the Registra      14
Item 11  Executive Compensation..........................      15
Item 12  Security ownership of certain beneficial owners and
                   management............................      15
Item 13  Certain relationships and related transactions..      15

 PART IV

Item 14  Exhibits, financial statement schedules and reports on
                   Form 8-K..............................      15
         Exhibit Index...................................      16
         Signatures......................................      17


                             PART  I

ITEM I.  BUSINESS

General Development of Business:
Wayne Bancorp, Inc and its subsidiary, the Wayne County National Bank, (collectively the "Company"), conduct general commercial banking business. Wayne Bancorp, Inc. is a one-bank holding company organized in April, 1986.

The Wayne County National Bank ("The Bank") is a full-service bank offering a wide range of commercial and personal banking services primarily to customers in Wayne, Holmes and Stark Counties of Ohio. These services include a broad range of loan, deposit and trust products and various miscellaneous services. Loan products include commercial and commercial real estate loans, a variety of mortgage and construction loan products, installment loans, home equity lines of credit, Visa and Master Card lines of credit and lease financings. Deposit products include interest and non-interest bearing checking accounts, various savings accounts, certificates of deposit, and IRAs. The Trust Department provides services in the areas of employee benefits, and personal trusts. Miscellaneous services include safe deposit boxes, night depository, United States savings bonds, traveler's checks, money orders and cashier checks, bank-by-mail service, money transfers, wire services, utility bill payments and collections, notary public services, discount brokerage services and alternative investments. In addition, the Bank has correspondent relationships with major banks in Cleveland, Cincinnati and Detroit pursuant to which the Bank received various financial services.
The Bank accounts for substantially all (99%) of Wayne Bancorp.'s consolidated assets at December 31, 1997.

The Bank's primary lending area consists of Wayne County, Ohio, and its contiguous counties. Loans outside the primary lending area are considered for creditworthy applicants. Lending decisions are made in accordance with written loan policies designed to maintain loan quality

Retail lending products are comprised of credit card loans, overdraft lines, personal lines of credit and installment loans. Credit cards are unsecured credit accounts, on which the credit limits are determined by analysis of two criteria, the borrowers debt service and gross income. Overdraft lines of credit are lines attached to checking accounts to cover overdrafts and/or allow customers to write themselves a loan.  Credit limits are based on a
percentage of gross income and average deposits.   Personal lines of credit
include lines secured by junior mortgages (home equity) and Private Banking lines which are generally secured by junior motgages but may be unsecured or secured by other collateral. The lines have a twenty year draw period and may
then be renewed or amortized over ten years.   Credit limits are determined
by comparing three criteria, appraised value, debt service and gross income. Installment loans include both direct and indirect loans. The term can range from three to 180 months, depending upon the collateral which includes new and used automobiles, boats and recreational vehicles as well as junior mortgages and unsecured personal loans. Retail lending underwriting guidelines include evaluating the entire credit using the Five C's of Credit, character, capacity, capital, condition and collateral. Credit scoring, analysis of credit bureau ratings and debt to income ratios are the major tools used by the lender in the underwriting process.

The Bank offers a variety of mortgage loan programs, including a variety of fixed and adjustable rate mortgages ranging from 120 to 360 months. The underwriting guidelines include those similar to consumer loans and those necessary to meet secondary market guidelines. Residential real estate decisions focus on loan to value limits, debt to income ratio, housing debt to income ratio, credit history, and in some cases, whether private mortgage insurance is obtained.

Business credit products include commercial loans and commercial real estate loans and leases. Commercial loans include lines and letters of credit, fixed and adjustable rate term loans, demand and time notes. Commercial real estate loans include fixed and adjustable mortgages. Loans are generally to owner occupied businesses. The portfolio also includes loans to churches, rental property, shopping plazas and residential development loans. Loans to businesses often entail greater risk because the primary source of repayment is typically dependent upon adequate cash flow. Cash flow of a business can be subject to adverse conditions in the economy or a specific industry. Should cash flow fail, the lender looks to the assets of the business and the ability of the comakers to support the debt. Commercial lenders consider the Five C's of Credit; character, capacity, capital, condition and collateral in making commercial credit decisions.

The Bank has provided both direct and indirect leasing on a limited basis. The direct leases are for specific equipment and may be open-end or closed-end. Indirect leases are established by the same methods as an indrect consumer auto finance. Each vehicle has its own amortization.

In addition to the underwriting guidelines followed for specific loan types, the Bank has underwriting guidelines common to all loan types. With regard to collateral, the Bank follows supervisory limits set forth in Regulation H for transactions secured by real estate. Loans in excess of these guidelines are reported to the Board of Directors on a monthly basis. Loans not secured by real estate are analyzed on a loan by loan basis, based on collateral type guidelines set forth in the loan policy. Appraisal policies follow and comply with provision outlined under Title XI of FIRREA. All appraisals are done by outside independent appraiser. The Bank, as a general rule, gets an appraisal on all real estate transactions even when not required by Title XI. Approval procedures include loan authorities approved by the Board of Directors for individual lenders and loan committees. Retail and residential loans are cent underwritten by their respective departments. Business credits can be approved by the individual commercial lender or taken to Loan Committee if it exceeds individual approval limits. The Board of Directors approves aggregate loan committments in excess of $700 thousand up to the Bank's legal lending limit. Loans to Directors and Executive Officers are approved by the Board of Directors.

The Loan Quality Review Committee meets on a monthly basis. The Committee reviews Bank lending trends, the Past Due Report, the Watch List and various other reports in order to monitor and maintain credit quality. The Committee also reviews on a relationship basis, customers on the Bank's Watch List and credits with aggregate commitments in excess of $300 thousand.

Revenues from loans accounted for 70%, 67%, and 71% of consolidated revenues in 1997, 1996 and 1995, respectively. Revenues from interest and dividends on investment securities, federal funds sold and mortgage-backed securities accounted for 19%, 19%, and 18% of consolidated revenues in 1997, 1996, and 1995, respectively.

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

The Company is required to obtain prior approval from the Federal Reserve Board for the acquisition of more than five percent of the voting shares or substantially all of the assets bank or bank holding company. In addition, the Company is prohibited by the Act, except in certain situations from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. The Company may, however, subject to the prior approval of the Federal Reserve Board, engage in, or acquire shares of companies engaged in activities which are deemed by; the Federal Reserve Board by order or by regulation to be so closely related to banking or managing and controlling a bank as to be a proper activity.

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

Regulatory Capital Requirements
The Company is required by the various regulatory authorities to maintain certain capital levels. The required capital levels and the Company's capital position at December 31, 1997 are in the table included in Note 14 to the financial statements.

The Federal Deposit Insurance Corporation sets premiums for deposit insurance based on the Company's capital levels. In the event the Company's levels fall below the minimum requirements the premiums for deposit insurance could rise.

Government Monetary Policy
The earnings of the Company are affected primarily by general economic conditions, and to a lesser extent by the fiscal and monetary policies of the federal government and its agencies, particularly the Federal Reserve Bank. Its policies influence the amount of bank loans and deposits and interest rates charged and paid thereon, and thus have an effect on the earnings the subsidiary and the Company.

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

Employees
As of December 31, 1997, the Company had 150 full time employees and 27 part time employees. The Company is not a party to any collective bargaining agreement and management considers its relationship with their employees to be good.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY INTEREST RATES AND INTEREST DIFFERENTIAL
WAYNE BANCORP, INC.
                                     December 31, 1997
                                      Average
                                       Daily              Yield/
                                      Balance  Interest    Rate
                                     (In thousands of dollars)
ASSETS                               -----------------------------
Interest Earning Assets:
   Loans (including fees) (1)        $230,736    $20,726     8.98%
   Securities Available-for-Sale (2)
        Taxable                        71,522      4,452     6.22%
        Tax-Exempt  (3)                20,650      1,689     8.18%
   Federal Funds Sold                   3,744        212     5.66%
                                     --------------------
TOTAL EARNING ASSETS                  326,652     27,079     8.29%

Non-earning Assets:
Cash and due from banks                12,948
Premises and Equipment   (net)          6,215
Other Assets                            4,522
Less Allowance for Loan Losses         (3,665)
                                     ---------
TOTAL ASSETS                         $346,672
                                     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
   Transaction Accounts                59,247      1,629     2.75%
   Savings                             48,732      1,387     2.85%
   Time Deposits                      121,054      6,499     5.37%
    Borrowed Funds                     26,630      1,288     4.84%
                                     --------------------
TOTAL INTEREST BEARING LIABILITIES    255,663     10,803     4.23%
Non-Interest Bearing Liabilities:
   Demand Deposits                     44,915
   Other Liabilities                    2,644
                                     ---------
TOTAL LIABILITIES                     303,222

Shareholders' Equity                   43,450
                                     ---------
TOTAL LIABILITIES AND
         SHAREHOLDERS EQUITY         $346,672
                                     =========

         NET INTEREST INCOME                     $16,276
                                              ===========

                   NET YIELD ON INTEREST EARNING ASSETS      4.98%
                                                         =========
(1)   Nonaccrual loans are included in the average loan balance.
(2) Average balance includes unrealized gains and losses while yield is based on amortized cost.
(3) Interest income on tax exempt securities includes a taxable equivalent adjustment using a 34% tax rate.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY INTEREST RATES AND INTEREST DIFFERENTIAL
WAYNE BANCORP, INC.
                                     December 31, 1996
                                      Average
                                       Daily              Yield/
                                      Balance  Interest    Rate
                                     (In thousands of dollars)
ASSETS                               -----------------------------
Interest Earning Assets:
   Loans (including fees) (1)        $213,679    $19,546     9.15%
   Securities Available-for-Sale (2)
        Taxable                        74,079      4,584     6.19%
        Tax-Exempt  (3)                20,351      1,691     8.31%
   Federal Funds Sold                   3,577        184     5.14%
                                     --------------------
TOTAL EARNING ASSETS                  311,686     26,005     8.34%

Non-earning Assets:
Cash and due from banks                12,030
Premises and Equipment   (net)          6,171
Other Assets                            5,001
Less Allowance for Loan Losses         (3,769)
                                     ---------
TOTAL ASSETS                         $331,119
                                     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
   Transaction Accounts                61,703      1,699     2.75%
   Savings                             49,818      1,422     2.85%
   Time Deposits                      120,945      6,331     5.23%
   Short Term Borrowings               21,039        994     4.72%
                                     --------------------
TOTAL INTEREST BEARING LIABILITIES    253,505     10,446     4.12%
Non-Interest Bearing Liabilities:
   Demand Deposits                     35,590
   Other Liabilities                    2,660
                                     ---------
TOTAL LIABILITIES                     291,755

Shareholders' Equity                   39,364
                                     ---------
TOTAL LIABILITIES AND
         SHAREHOLDERS EQUITY         $331,119
                                     =========

         NET INTEREST INCOME                     $15,559
                                              ===========

                   NET YIELD ON INTEREST EARNING ASSETS      4.99%
                                                         =========
(1)   Nonaccrual loans are included in the average loan balance.
(2) Average balance includes unrealized gains and losses while yield is based on amortized cost.
(3) Interest income on tax exempt securities includes a taxable equivalent adjustment using a 34% tax rate.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY INTEREST RATES AND INTEREST DIFFERENTIAL
WAYNE BANCORP, INC.
                                     December 31, 1995
                                      Average
                                       Daily              Yield/
                                      Balance  Interest    Rate
                                     (In thousands of dollars)
ASSETS                               -----------------------------
Interest Earning Assets:
   Loans (including fees) (1)        $205,518    $18,956     9.22%
   Securities Available-for-Sale (2)
        Taxable                        61,125      3,675     6.01%
        Tax-Exempt  (3)                23,064      1,909     8.28%
   Federal Funds Sold                   4,064        239     5.88%
                                     --------------------
TOTAL EARNING ASSETS                  293,771     24,779     8.43%

Non-earning Assets:
Cash and due from banks                11,509
Premises and Equipment   (net)          6,118
Other Assets                            5,239
Less Allowance for Loan Losses         (3,589)
                                     ---------
TOTAL ASSETS                         $313,048
                                     =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
   Transaction Accounts                57,802      2,019     3.49%
   Savings                             49,155      1,396     2.84%
   Time Deposits                      120,549      5,861     4.86%
   Short Term Borrowings               12,717        640     5.03%
                                     --------------------
TOTAL INTEREST BEARING LIABILITIES    240,223      9,916     4.13%
Non-Interest Bearing Liabilities:
   Demand Deposits                     35,083
   Other Liabilities                    2,021
                                     ---------
TOTAL LIABILITIES                     277,327

Shareholders' Equity                   35,721
                                     ---------
TOTAL LIABILITIES AND
         SHAREHOLDERS EQUITY         $313,048
                                     =========

         NET INTEREST INCOME                     $14,863
                                              ===========

                   NET YIELD ON INTEREST EARNING ASSETS      5.06%
                                                         =========
(1)   Nonaccrual loans are included in the average loan balance.
(2) Average balance includes unrealized gains and losses while yield is based on amortized cost.
(3) Interest income on tax exempt securities includes a taxable equivalent adjustment using a 34% tax rate.


SUMMARY OF NET INTEREST INCOME CHANGES
WAYNE BANCORP, INC.

The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the major components of interest earning assets and interest bearing liabilities.

                   1997   vs   1996           1996   vs   1995
                   --------------------------------------------------------
                   Increase  (Decrease)  (1)  Increase  (Decrease)  (1)
                    Volume    Rate      Net     Volume     Rate      Net
                   --------------------------------------------------------
(In thousands of dollars)
Interest Income:

   Loans                 $1,560    ($380)  $1,180       $753    ($163)    $590
   Taxable Investments     (158)      26     (132)       779      130      909
   Non-taxable
         Investments         25      (27)      (2)      (225)       7     (218)
   Federal Funds So           9       19       28        (29)     (26)     (55)
                       --------------------------------------------------------
Total Interest Income     1,436     (362)   1,074      1,278      (52)   1,226

Interest Expense:

  Transaction Accounts      (70)              (70)       136     (456)    (320)
   Savings                  (35)              (35)        19        7       26
   Time Deposits              6      162      168         19      451      470
   Short-term Borrowing     269       25      294        419      (65)     354
                       --------------------------------------------------------
Total Interest Expense      170      187      357        593      (63)     530
                       --------------------------------------------------------
Net Interest Income      $1,266    ($549)    $717       $685      $11     $696
                       ========================================================

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

(2) Interest income on tax exempt securities includes the effects of taxable equivalent adjustment using a 34% tax rate for each year.

INVESTMENT PORTFOLIO
WAYNE BANCORP, INC.

The following table represents the year end carrying value of available-for-sale
securities at the date indicated:   (In thousands of dollars)
                                       1997      1996      1995
                                     -----------------------------
U.S. Treasury and Other U.S. Government
         Agency Obligations           $35,598    $40,473  $43,121
Mortgage-backed Securities             19,482     23,197   13,955
States and Political Subdivisions      19,761     21,378   21,126
Other                                  19,219     18,246   16,123
                                     -----------------------------
                                      $94,060   $103,294  $94,325
                                     =============================

The following table sets forth the maturity distribution and yields on investment securities for-sale at December 31, 1997 (In thousands of dollars):
                                     One Year or Less    One to Five Years
                                     Carrying            Carrying
                                       Value  Yield        Value  Yield
                                     --------------------------------------
U.S. Treasury and Other U.S. Government
         Agency Obligations            $9,798       6.16% $25,285     6.07%
Mortgage-backed Securities              1,252       6.32%   7,203     6.46%
States and Political Subdivisions       3,349       5.41%   8,784     5.67%
Other                                  11,214       6.00%   6,254     6.08%
                                     --------------------------------------
                                      $25,613       6.00% $47,526     6.06%
                                     ======================================
                                     Five to Ten Years   Over Ten Years
                                     Carrying            Carrying
                                       Value  Yield        Value  Yield
                                     --------------------------------------
U.S. Treasury and Other U.S. Government
         Agency Obligations              $515       5.80%
Mortgage-backed Securities              6,293       6.44%   4,734     7.77%
States and Political Subdivisions       4,986       5.18%   2,642     5.62%
Other                                                       1,751     7.16%
                                     --------------------------------------
                                      $11,794       5.88%  $9,127     7.03%
                                     ======================================

Note:    Yield represents the weighted average yield to maturity.  Yield on states and political subdivisions are not calculated on a tax equivalent basis. Mortgage-backed obligations are distributed based on contractual maturity.

Excluding those holdings of the securities portfolio in U.S. Treasury securities and other agencies and corporations of the U.S. Government, there were no securities of any one issuer which exceeded 10% of consolidated shareholders' equity at December 31, 1997.



LOAN PORTFOLIO
WAYNE BANCORP, INC.

The Company's commercial loans are extended primarily to local businesses.
The Company also extends credit to customers through installment loans, vehicle and equipment leases, and revolving credit arrangements. The remaining portfolio consists primarily of residential mortgage loan (1-4 family dwellings) and mortgage loans on commercial property. Loans by major category at the end of the last five years were as follows: (In thousands of dollars)

                           1997     1996     1995      1994      1993
                         -----------------------------------------------
Real Estate               $98,353  $86,276  $76,694    $78,930  $71,230
Installment & Credit card  37,166   39,183   42,426     39,914   34,408
Commercial & Collateral   106,452   90,638   81,740     75,983   74,011
Lease Financings            3,880    3,246    3,435      2,741    2,535
Other Loans                    23       23       26         12       16
                         -----------------------------------------------
                         $245,874 $219,366 $204,321   $197,580 $182,200
                         ===============================================

The maturity distribution of the loan portfolio is a key factor in the evaluation of risk characteristics of the loan portfolio and the future profitability of the portfolio. The maturity distribution and rate sensitivity of the loan portfolio and other balance sheet items at year end 1997 is included page 26 of the 1997 Annual Report to Shareholders, and is incorporated herein by reference.

The maturity distribution and interest rate sensitivity of commercial and collateral loans at December 31, 1997 are as follows (In thousands of dollars):

                                      Within    1 to 5    After 5
                                      1 Year     Years     Years    Total
                                     --------------------------------------
Commercial and Collateral             $44,924    $56,270   $5,258 $106,452


Loans due after 1 year:
                            At predetermined interest rates        $40,223
                            At floating interest rates             $21,305

The following table summarizes past due, non-accrual and restructured loans:

(In thousands of dollars)     1997     1996      1995      1994     1993
                            -----------------------------------------------
Accruing loans past due 90 days
  or more as to principle or    $244     $173       $204     $149      $45
Non-accrual loans                 37      934         15       22       46
Restructured loans                 0        0          0        0        0
                            -----------------------------------------------
                                $281   $1,107       $219     $171      $91
                            ===============================================

The effect of non-performing loans was as follows:       December 31, 1997
                                                         ------------------
Interest income due on non-performing loans in accordance
         with the original terms of the loan                   $3
Less:  Interest income on non-performing loans reflected        0
                                                         ---------
Net reduction in interest income                               $3
                                                         =========

The policy for placing loans on non-accrual status is to stop the accrual on interest when it is likely that collection of interest is deemed doubtful, or when loans are past due as to principle or interest ninety days or more. In certain cases, interest accruals are continued on loans ninety days past due if they are deemed to be adequately secured and in the process of collecion.

At December 31, 1997, the Company had no loans classified as impaired. The Bank had one impaired loan at December 31, 1996 with a balance of $924 thousand.
The impaired loan had $215 thousand of the allowance for loan losses allocated at December 31, 1996, although the entire allowance remains available for charge-off of any loan. Impaired loans averaged $549 thousand in 1997 and $1.1 million in 1996. Income recognized during the year ended December 31, 1997 and 1996 amounted to $24 thousand and $74 thousand. Interest income recognized on the cash basis for the year ended December 31, 1997 and 1996 totaled $5 thousand and $72 thousand. There were no impaired loans in 1995.

Impaired loans are comprised of commercial and commercial real estate loans, and are carried at the present value of expected future cash flows, discounted at the loan's effective interest rate or at a fair value of collateral, if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans.

Smaller balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage and construction loans secured by 1-4 family properties, consumer, credit card and home equity loans. Such loans are included in nonaccrual and past due disclosures above, but not in impaired loan totals. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. In addition, loans held for sale and leases are excluded from consideration of impairment. When analysis of borrower operating results and financial condition indicates that the borrower's underlying cash flows are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

As of December 31, 1997, there were no potential problem loans for which management has doubt as to the borrower's ability to comply with the present repayment terms, which are not disclosed and are past due 90 days or more, non-accrual or restructured. These loans and their potential loss exposure has been considered in the analysis of the adequacy of the reserve for loan losses, prepared by management and included on page 13 of this filing.

In all years presented, there were no material amount of loans excluded from the amounts disclosed as non-accrual, past due 90 days or more restructured, or potential problem loans, may have been classified by the regulatory examiners as loss, doubtful or substandard.

There were no foreign loans outstanding at December 31, 1997, 1996 or 1995.

As of December 31, 1997, there were no concentrations of credit greater than 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Guide 3, Item III. A.

As of December 31,1997, there are no other interest bearing assets that would require disclosure under Guide 3, Item III. C. 1. or C. 2., if such assets were loans.



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

(In thousands of dollars)      1997     1996      1995      1994     1993
                             -----------------------------------------------
Allowance for loan losses at the
      beginning of the year    3,657    3,705     $3,448   $3,040   $2,629

Loans charged off:
   Real Estate                   236        0          0        0       15
   Installment & Credit Card     182      243        218      154      213
   Lease Financings               10        0          1        0        5
   Commercial & Collateral        38      169         11       29      173
                            -----------------------------------------------
Total Loans Charged Off          466      412        230      183      406

Recoveries on loans charged off:
    Real Estate                    0        2          0        0        0
    Installment & Credit Card    153      131        115      136      132
    Lease Financings               7        0        139        7        3
    Commercial & Collateral       99       51        113      102       82
                            -----------------------------------------------
Total Recoveries                 259      184        367      245      217

Net Loans Charged Off            207      228       (137)     (62)     189

Provision for Loan Losses        180      180        120      346      600
                            -----------------------------------------------
Allowance for Loan Losses at
    the End of the Year       $3,630   $3,657     $3,705   $3,448   $3,040
                            ===============================================
Ratio of net charge-offs during the
year to average outstanding loans
during the year                 0.09%    0.11%     -0.07%   -0.03%    0.11%

The following tables show a year end breakdown of the allowance for loan losses allocated by type of loan and related ratios. While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem-loan situations, the entire allowance is available for any loan charge-offs that occur.

(In thousands of dollars)  1997     1996     1995       1994     1993
                       -----------------------------------------------
Real Estate                $171     $496     $201       $212     $207
Installment & Lease          62       50       65        103      338
Commercial & Collateral     521      332      319        412      719
Credit Card Receivable        0       15       14         17       69
Other Loans                   0        0        0          0        0
Unallocated               2,876    2,764    3,106      2,704    1,707
                       -----------------------------------------------
                         $3,630   $3,657   $3,705     $3,448   $3,040
                       ===============================================

Percent of Loans in Each Category to Total Loans

                           1997     1996     1995       1994     1993
                       -----------------------------------------------
Real Estate                  40%      40%      38%        40%      39%
Installment & Lease          17%      19%      20%        18%      17%
Commercial & Collateral      43%      41%      40%        39%      41%
Credit Card Receivable        0%       0%       2%         3%       3%
Other Loans
Unallocated
                       -----------------------------------------------
                            100%     100%     100%       100%     100%
                       ===============================================

Management's allocation of the allowance for loan losses is based on several factors. First, consideration is given to the current portfolio. Management has an internal loan review function that is designed to identify problem and impaired loans and the losses that may be expected if the borrower is unable to continue servicing the debt. Management will use the amount of loss that is expected on those loans. The second step is to review the prior charge-off history of each category of loan. In this step, management will review the prior three year average charge-offs and compare that to the expected loss identified in the first step and will adjust the allocation accordingly. The third step is to review any loans that have been classified by the regulatory examiners and allocate the specific loss portion that is determined by the examiners.

At December 31, 1997 the ratio of reserve for loan losses to total net loans
and leases was 1.48%.   Based on the ratio of allowance to total net loans
and leases and the December 31, 1997 ratio of loans past due 30 days or more to total net loans and leases was .42%, the above allocation is considered reasonable by the Company's management.

The amounts included in the specific allocations are obtained by using the principle balance of any loans classified on the problem loan list as loss or doubtful, plus 10% of the total principal balances of loans considered substandard and 5% of those which are considered watch credits.

At December 31, 1996, the Company had allocated $215 thousand of the allowance
for loan losses for impaired loan balances.   See Footnote 5 to the
consolidated financial statements for 1997 which is incorporated herein by reference.

DEPOSITS
WAYNE BANCORP, INC.

The following table presents the average balance and the average rate paid on each of the Bank's deposit categories for the period indicated.
(In thousands of dollars)


                                         Year End December 31,
                                       1997      1996      1995
Amount:                              -----------------------------
   Non-interest bearing demand        $48,207    $43,414  $35,083
   Interest bearing demand             65,949     69,308   69,238
   Savings                             47,229     49,813   49,155
   Time deposits                      127,132    119,151  121,271
                                     -----------------------------
                                     $288,517   $281,686 $274,747
                                     =============================

Average rate for the year:
   Interest bearing demand               2.75%      2.75%    3.49%
   Savings                               2.85%      2.85%    2.84%
   Time deposits                         5.37%      5.23%    4.86%


The maturity distribution of certificates of deposit of $100,000 or more at December 31, 1997 are as follows:
                            (In thousands of dollars)

Three months or less                                       $6,089
Over three months through six months                        3,212
Over six months through twelve months                       4,819
Over twelve months                                          3,770
                                                         ---------
                                                          $17,890
                                                         =========


RETURN ON EQUITY AND ASSETS
WAYNE BANCORP, INC.

The following table sets for operating and capital ratios of the Company calculated on average daily balances:
                                         Year End December 31,
                                       1997      1996      1995
                                     -----------------------------
Return on Average Assets                 1.63%      1.67%    1.43%
Return on Average Equity                13.04%     14.05%   12.56%
Dividend Payout Ratio                   29.15%     26.41%   30.03%
Average Equity to Average Asset Ratio   12.53%     11.89%   11.46%


The following table represents information on federal funds purchased and
securities sold under agreements to repurchase:    (In thousands of dollars)

                                         Year End December 31,
                                       1997      1996      1995
                                     -----------------------------
Amount outstanding at year end        $30,853    $26,142  $15,662
Weighted average interest rate           4.83%      4.46%    4.35%
Maximum outstanding at any month-end   31,724     29,854   15,872
Average outstanding during the year    25,898     21,039   12,717
Weighted average rate during the year    4.73%      4.72%    5.03%

The Company enters into sales of securities under agreements to repurchase for periods up to 29 days, which are treated as financings and reflected in the consolidated balance sheet as a liability. The Company has borrowing lines of credit extended by correspondent banks. At December 31, 1997 the Company has $29 million of available credit, of which, none is used.


ITEM 2.  PROPERTIES

The principal offices of the Company and the Wayne County National Bank are located at 112 West Liberty Street, Wooster, Ohio. At December 31, 1997 the Company owned ten of its branch facilities and leased two facilities. Ten offices are located in Wayne County, Ohio and one located in each Holmes and Stark Counties in Ohio.


ITEM 3.  LEGAL PROCEEDINGS

There is no pending litigation of a material nature in which the Company is involved and no such legal proceedings were terminated during the fourth quarter of 1997. Furthermore, there are no material proceedings in which any director, officer or affiliate of the Registrant, or any associate of such director of officer, is a party, or has a material interest, adverse to the Company. As a part of its ordinary course of business, the Company may be a party to lawsuits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts and involving collection of past due accounts. All such litigation is incidental to the Company's business


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 1997, there were no matters submitte to a vote of security holders.

                             PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                   STOCKHOLDER MATTERS

Reference is made to the section titled "Dividend and Market Price Data" on Page 4 of the 1997 Annual Report to Shareholders for the information about the principal market for the Registrant's Common Stock, market prices, number of shareholders and dividends, which is incorporated herein by reference. Reference is made to Note 14, "Regulatory Matters" on page 19 of the 1997Annual Report to Shareholders for information concerning dividend restrictions which is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

Reference is made to the table entitled "Five Year Financial Summary" on page 3 of the 1997 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS

Reference is made to the section entitled "Management Discussion and Analysis" on pages 21 through 27 of the 1997 Annual Report to Shareholders which is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the section entitled "Asset and Liability Management" on page 26 of the 1997 Annual Report to Shareholders which is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, Management's Responsibility for the Financial Statements Letter, and Report of Independent Auditors are included on pages 8 through 20 of the 1997 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                   AND FINANCIAL DISCLOSURES

No changes in or disagreements with the independent accountants or accounting and financial disclosures have occurred.

                            PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the Registrant's Proxy Statement for the Annual Meeting of Shareholders be held March 26, 1998 for information as to the directors and nominees for directorships of Registrant, including other directorships held by such director, or persons nominated to become a director, of the Registrant and executive officers of the Registrant which information is included herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Reference is made to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held March 26, 1998 for information regarding compensation paid in excess of $100,000 to executive officers of the Registrant and to the Registrant's Proxy Statement with respect to Employees Profit Sharing Plan, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held March 26, 1998 for information regarding beneficial ownership of the Company's stock,which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the Registrant's Proxy Statement which is incorporated herein by reference.

                             PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) and (2)  Financial Statements and Schedules

The following financial statements and reports of Independent Auditors appears on pages 9 - 20 of the Company's 1997 Annual Report to Shareholders which financial statements are incorporated herein by reference and attached hereto:

         Report of Crowe Chizek and Company, LLP, Independent Auditors Consolidated Balance Sheets, December 31, 1997 and 1996
         Consolidated Statements of Income, Years Ended
              December 31, 1997, 1996, and 1995
         Consolidated Statements of Cash Flows, Years Ended
              December 31, 1997, 1996, and 1995
         Consolidated Statements of Shareholders' Equity, Years Ended
              December 31, 1997, 1996, and 1995
         Notes to Consolidated Financial Statements

Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are required under the related instructions or are inapplicable and, therefore, have been omitted.


(3)  Listing of Exhibits

Exhibit
Number
---------
  3(a) Amended Articles of Incorporation of Wayne Bancorp, Inc. were filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and are herein incorporated by reference.
  3(b) Wayne Bancorp, Inc., Amended Code of Regulations (Bylaws) were filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and is herein incorporated by reference.
  9(a) Trust Division Policy - voting own Bank stock was filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1987 and is herein incorporated by reference.
  9(b) Trust Division Policy - proxy voting policy was filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1987 and is herein incorporated by reference.
   10 Wayne County National Bank Salaried Employee Profit Sharing Trust was filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1986 and is incorporated herein by reference.
  10(a) Salaried Employee Profit Sharing Plan Amended effective January 1,1987 was filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1987 and is incorporated herein by reference.
  10(b) Employee Stock Ownership Plan effective on January 1, 1987 was filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1987 and is incorporated herein by reference.
   13    Annual Report to Shareholders for the year ended December 31, 1997
   21    Subsidiaries of the Registrant
   27    Financial Data Schedule
   28    Notice of Annual Shareholders' Meeting

(b)  Reports on Form 8-K

There were no Form 8-K's filed during the last quarter of the period covered by this report.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned,thereunto duly authorized.

                                              Wayne Bancorp, Inc.

Date:    March 30, 1998                       By:_____________________________
                                                         Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K been signed below by the following persons on behalf of the Registrant in the Capacities and dates as indicated.

Signature                   Capacity with Registrant              Date

____________________________                             ____________________
David L. Christopher        Director, Chairman of Board,
                            President and CEO
____________________________                             ____________________
James O. Basford            Director

____________________________                             ____________________
David P. Boyle, CPA         Executive Vice President and
                            Chief Financial Officer
____________________________                             ____________________
Gwenn E. Bull               Director

____________________________                             ____________________
Dennis B. Donahue           Director

____________________________                             ____________________
B. Diane Gordon             Director

____________________________                             ____________________
John C. Johnston, III       Director

____________________________                             ____________________
Darcy B. Pajak              Director

____________________________
Stephen L. Shapiro          Director

____________________________                             ____________________
Jeffrey E. Smith            Director

____________________________                             ____________________
David E. Taylor             Director

____________________________                             ____________________
Bala Venkataraman           Director




EXHIBIT (21)

SUBSIDIARIES OF THE REGISTRANT

                     NAME                        STATE OF INCORPORATION


         Wayne County National Bank                          Ohio

         Wayne National Corporation                          Ohio


FIVE YEAR FINANCIAL SUMMARY 1
                                     For the Years Ended December 31,
(In thousands of dollars except
       per share amounts)           1997      1996      1995     1994     1993
-------------------------------------------------------------------------------
Statement of Income Summary:
   Total Operating Income (3).... $29,456    $29,329  $26,883  $23,695  $22,871
   Total Operating Expense.......  21,257     21,377   20,566   18,115   17,979
   Total Interest Income.........  26,505     25,430   24,130   21,096   20,232
   Total Interest Expense........  10,803     10,446    9,916    7,931    8,287
   Net Interest Income...........  15,702     14,984   14,214   13,165   11,945
   Provision for Loan Losses.....     180        180      120      346      600
   Income Before Income Tax Expense
      and Accounting Change......   8,199      7,952    6,317    5,580    4,892
   Income Tax Expense............   2,532      2,420    1,832    1,560    1,480
   Income Before Accounting
             Change..............   5,667      5,532    4,485    4,020    3,412
   Cumulative Effect of Accounting
             Change..............                                           260
   Net Income....................   5,667      5,532    4,485    4,020    3,672

Per Share Data: 2
   Net Income....................   $1.44      $1.41    $1.14    $1.03    $0.94
   Cash Dividends................    0.42       0.37     0.34     0.29     0.27
   Book Value....................   11.62      10.55     9.65     8.58     7.89

Balance Sheet Data:
   Total Loans and Leases........$245,874   $219,366 $212,860 $197,580 $182,200
   Allowance for Loan Losses.....   3,630      3,657    3,705    3,448    3,040
   Securities....................  94,060    103,294   94,325   93,151   93,389
   Total Deposits................ 288,517    281,686  274,747  266,545  258,759
   Shareholders' Equity..........  45,722     41,489   37,937   33,640   30,750
   Total Assets.................. 368,845    352,393  330,927  315,685  299,735

Other Data:
   Employees.....................     177        172      176      171      175
   Shareholders..................   1,266      1,226    1,182    1,163    1,158
   Cash Dividends................  $1,652     $1,461   $1,347   $1,157   $1,043
   Cash Dividends as a Percent
         of Net Income...........   29.41%     26.41%   30.03%   28.77%   28.40%

Financial Ratios:
   Return on Average Assets......    1.63%      1.67%    1.43%    1.33%    1.27%
   Return on Beginning Equity....   13.66%     14.58%   13.33%   13.07%   13.18%
   Equity to Assets..............   12.40%     11.77%   11.46%   10.66%   10.26%
   Loans to Deposits.............   85.22%     77.88%   77.47%   74.13%   70.41%
   Loans to Total Assets.........   66.66%     62.25%   64.32%   62.59%   60.79%
   Allowance for Loan Losses to
       Total Net Loans...........    1.48%      1.67%    1.75%    1.75%    1.67%

1. This summary should be read in conjunction with the related Consolidated Financial Statements and Notes to the Financial Statements.

2. Per share data has been adjusted for stock dividends and splits. See Footnote #2 to the Financial Statements.

SHAREHOLDER INFORMATION

Executive Offices           Transfer Agent               Market Makers
112 West Liberty Street     Wayne County National Bank   Everen Securities
P.O. Box 757                112 West Liberty Street        - Wooster, OH
Wooster, Ohio 44691         P.O. Box 757                 The Ohio Company
(330) 264-1222              Wooster, Ohio  44691           - Wooster, OH
                                                         Sweeney Cartwright
                                                           - Columbus, OH
                                                         McDonald & Co.
                                                           - Cleveland, OH

All common shares of Wayne Bancorp, Inc. are voting shares and are traded on Nasdaq, under the symbol "WNNB", as a Small Cap Issue by utilizing the Market Makers above. At December 31, 1997 there are 3,930,606 shares outstanding and 1,266 shareholders of record. The range of market prices are compiled from data provided by the brokers based on the trading activity.

DIVIDEND AND MARKET PRICE DATA*
                                                                    Cash
                                                                  Dividends
Quarter Ended                                    High       Low     Paid
---------------------------------------------------------------------------
1997     March 31.............................    $38.50   $30.38   $0.100
         June 30..............................     40.25    36.50    0.100
         September 30.........................     42.00    37.75    0.110
         December 31..........................     48.50    40.25    0.110


1996     March 31.............................    $22.03   $20.13   $0.090
         June 30..............................     23.81    21.91    0.090
         September 30.........................     24.88    23.09    0.095
         December 31..........................     30.00    26.67    0.095

*Per share data has been adjusted for stock dividends and splits.  See Footnote
   #2 to the Financial Statements.

FORM 10-K

A copy of the Company's 1997 Annual Report on Form 10-K filed with the Securities and Exchange Commission is available to shareholders without charge. To obtain a copy, direct your request to David P. Boyle, Executive Vice President and Chief Financial Officer, P.O. Box 757, Wooster, OH 44691.

                                                         January 29, 1998


     The management of Wayne Bancorp, Inc. has prepared and is responsible for the financial statements and for the integrity and consistency of other related information contained in the Annual Report. In the opinion of management, the financial statements, which necessarily include amounts that are based on management estimates and judgments, have been prepared in conformity with generally accepted accounting principles appropriate to the circumstances.
     The Company maintains a system of internal accounting controls that is designed to provide reasonable assurance that assets are safeguarded, that transactions are executed in accordance with Company authorizations and policies, and that transactions are properly recorded to permit preparation of financial statements that will fairly present the financial position and results of operations in conformity with generally accepted accounting principles. Internal controls are augmented by written policies covering standards of personal and business conduct and an organizational structure providing for division of responsibility and authority.
     The effectiveness of and compliance with established control systems is monitored through a continuous program of internal audit and credit examinations. In recognition of cost-benefit relationships and inherent control limitations, some features of the control system are designed to detect rather than prevent errors, irregularities and departures from approved policies and practices. Management believes that the system of controls is adequate to prevent or detect errors or irregularities that would be material to the financial statements and that timely corrective actions have been initiated when appropriate.
     The Company engaged Crowe, Chizek and Company LLP, independent certified public accountants, to render an opinion on the financial statements. The accountants have advised management that they were provided with access to all information and records deemed necessary to render their opinion.
     The Board of Directors exercises its responsibility for the financial statements and related information through the Audit Committee, which is comprised entirely of outside directors. The Audit Committee meets on a regular basis with mangement, the Internal Auditor of the Company and Crowe, Chizek and Company LLP to assess the scope of the annual audit plan, to review the status and results of audits, to review the Annual Report and Form 10-K, including major changes in accounting policy and reporting practices, and to approve non-audit related services rendered by the independent auditors.
     Crowe, Chizek and Company LLP also meets with the Audit Committee, without management being present, to afford them the opportunity to express their opinion on the adequacy of management's compliance with the established policies and procedures and the quality of the financial reporting.


David L. Christopher                          David P. Boyle, CPA
Chairman of the Board, President              Executive Vice President and
and Chief Executive Officer                   Chief Financial Officer
Wayne Bancorp, Inc.                           Wayne County National Bank

Report of
Crowe, Chizek and Company LLP
Independent Auditors

Board of Directors and Shareholders
Wayne Bancorp, Inc. - Wooster, Ohio

     We have audited the accompanying consolidated balance sheets of Wayne Bancorp, Inc. as of December 31, 1997 and 1996 and the related consolidated statements of income, cash flows and changes in shareholders' equity for each of the three years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wayne Bancorp, Inc. as of December 31, 1997 and 1996 and the results of operations and cash flows for the three years ended December 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.



                                              Crowe, Chizek and Company LLP

                                              Columbus, Ohio
                                              January 29, 1998

CONSOLIDATED BALANCE SHEETS
                                                         December 31,
(In thousands of dollars, except share data)               1997     1996
---------------------------------------------------------------------------
ASSETS
Cash and due from banks ................................. $17,159  $14,975
Federal funds sold.......................................   5,000    7,620
                                                         ------------------
         Total cash and cash equivalents.................  22,159   22,595
Securities available-for-sale............................  94,060  103,294
Loans and leases ........................................ 245,874  219,366
   Less:
         Unearned income.................................     564      637
         Allowance for loan losses ......................   3,630    3,657
                                                         ------------------
         Net loans and leases............................ 241,680  215,072
Premises and equipment ..................................   6,434    6,215
Accrued income receivable and other assets ..............   4,512    5,217
                                                         ------------------
TOTAL ASSETS.............................................$368,845 $352,393
                                                         ==================

LIABILITIES
Deposits
     Interest bearing ...................................$240,310 $238,272
     Noninterest bearing.................................  48,207   43,414
                                                         ------------------
Total deposits........................................... 288,517  281,686
Securities sold under agreements to repurchase...........  30,853   26,142
Federal Home Loan Bank Advances..........................     824
Other liabilities........................................   2,929    3,076
                                                         ------------------
Total liabilities........................................ 323,123  310,904

SHAREHOLDERS' EQUITY
Common stock, stated value $1.00.........................   3,935    3,935
   Shares authorized - 5,400,000 in 1997 and 1996
   Shares issued - 3,935,384 in 1997 and 3,935,404 in 1996
   Shares outstanding - 3,930,606 in 1997 and 3,932,129 in 1996
Paid in capital..........................................  13,356   13,356
Retained earnings .......................................  28,053   24,038
Treasury stock, at cost..................................    (173)     (88)
Unrealized gain on securities available-for-sale,
         net of tax......................................     551      248
                                                         ------------------
Total shareholders' equity...............................  45,722   41,489
                                                         ------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............$368,845 $352,393
                                                         ==================

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
                                                      Years ended December 31,
(In thousands of dollars, except per share data)        1997     1996     1995
--------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans............................ $20,726  $19,546  $18,956
Interest on securities
   Taxable............................................   4,452    4,584    3,675
   Nontaxable.........................................   1,115    1,116    1,260
Other interest income.................................     212      184      239
                                                     ---------------------------
Total interest income.................................  26,505   25,430   24,130

INTEREST EXPENSE:
Interest on deposits .................................   9,515    9,452    9,276
Interest on repurchase agreements and other
     borrowed funds...................................   1,288      994      640
                                                     ---------------------------
Total interest expense...............................   10,803   10,446    9,916
                                                     ---------------------------
NET INTEREST INCOME                                     15,702   14,984   14,214
Provision for loan losses ............................     180      180      120
NET INTEREST INCOME AFTER PROVISION                  ---------------------------
     FOR LOAN LOSSES..................................  15,522   14,804   14,094

OTHER INCOME:
Service charges and fees..............................   1,252    1,340    1,260
Income from fiduciary activi..........................   1,343    1,075      942
Gain on Sale of Loans.................................       0      824        0
Securities gains (losses), net.......................       (6)       6     (12)
Other noninterest income..............................     362      654      563
                                                     ---------------------------
Total other income....................................   2,951    3,899    2,753

OTHER EXPENSES:
Salaries and employee benefits .......................   5,362    5,208    5,167
Occupancy and equipment...............................   1,132    1,071    1,089
Other operating expenses .............................   3,780    4,472    4,274
                                                     ---------------------------
Total other expenses..................................  10,274   10,751   10,530


INCOME BEFORE INCOME TAX EXPENSE                         8,199    7,952    6,317
INCOME TAX EXPENSE                ....................   2,532    2,420    1,832
                                                     ---------------------------
NET INCOME............................................  $5,667   $5,532   $4,485
                                                     ===========================
PER SHARE DATA:
                                                     ---------------------------
NET INCOME............................................   $1.44    $1.41    $1.14
                                                     ===========================

See Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        Years ended December 31,
(In thousands of dollars)                                 1997     1996     1995
--------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net Income............................................  $5,667   $5,532   $4,485
Adjustments to reconcile net cash provided
  by operating activities:
         Provision for loan losses....................     180      180      120
         Depreciation and amortization................     794      734      759
         Federal Home Loan Bank stock dividends.......     (77)     (69)    (23)
         Amortization of investment security premiums and
           accretion of discounts, ne.................      76      331      462
         Deferred income taxes........................    (159)     154       21
         Change  in interest receivab.................      15      190    (154)
         Change in interest payable...................      (2)    (123)     508
         Other, net...................................     318      171      318
                                                     ---------------------------
Net cash provided by operating activities.............   6,812    7,100    6,496

INVESTING ACTIVITIES
Purchase of securities available-for-sale............ (30,399) (46,976) (27,928)
Proceeds from maturities of securities
      available-for-sale.............................  37,029   34,625    6,691
Proceeds from sales of securities available-for-sale.   3,058    2,242      999
Purchase of securities held-to-maturity..............                    (8,521)
Proceeds from maturities of securities held-to-maturity                  28,910
Net increase in loans and leases...................... (26,788) (19,962)(15,047)
Proceeds from sales of loans..........................           13,116
Purchase of premises and equipment (net)..............    (777)    (587)   (318)

                                                     ---------------------------
Net cash used by investing activities................  (17,877) (17,542)(15,214)

FINANCING ACTIVITIES
Net increase in deposits..............................   6,831    6,939   8,202
Net increase in short term borrowings.................   4,711   10,481   1,801
Proceeds from long term debt..........................     838
Repayment of long term debt...........................     (14)
Cash dividends paid...................................  (1,362)  (1,228) (1,133)
Treasury stock purchased , net........................    (375)    (170)   (228)
                                                     ---------------------------
Net cash provided by financing activities.............  10,629   16,022    8,642

Increase (decrease) in cash and cash equivalents......    (436)   5,580     (76)
Cash and cash equivalents at beginning of year........  22,595   17,015   17,091
                                                     ---------------------------
Cash and cash equivalents at end of year.............. $22,159  $22,595  $17,015
                                                     ===========================
Significant non-cash transactions:
Transfer of held-to-maturity securities to
                     available-for-sale  .............                   $45,652
Transfer of loans from portfolio to held for sale.....                     8,539

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Three Years Ended December 31, 1997
                                                                  Unrealized
                                                                  Gain(loss)
(In thousands of dollars except per share data)                 on Securities
                           Common   Paid-In  Retained  Treasury Available-
                            Stock   Capital  Earnings    Stock  for-sale   Total
--------------------------------------------------------------------------------
Balance, January 1, 1995..  $1,871  $7,897    $24,230    ($15)   ($343) $33,640

Net income..................                    4,485                     4,485

Cash dividends ($.34 per share)                (1,347)                   (1,347)

Purchase of treasury stock.......                        (246)             (246)

Dividends reinvested.....       3       99                109               211

Sale of treasury stock........           3                 18                21

Change in unrealized gain (loss) on
  securities available for sale,
  net of tax................                                     1,173    1,173
                        --------------------------------------------------------
Balance, December 31, 1995  1,874   7,999     27,368     (134)     830   37,937

Net income..................                   5,532                      5,532

Cash dividends ($.37 per share)               (1,461)                    (1,461)

Purchase of treasury stock..                             (365)             (365)

Dividends reinvested.........                             248               248

Sale of treasury stock.....            32                 163               195

2 for 1 stock split.....   1,874              (1,874)

5% common stock dividend at
  fair market value ....     187    5,325     (5,512)

Fractional shares of stock dividend
  paid in cash ...........................       (15)                       (15)

Change in unrealized gain (loss) on
 securities available-for-sale,
 net of tax.............................................          (582)    (582)
                        --------------------------------------------------------
Balance, December 31, 1996 3,935   13,356     24,038      (88)     248   41,489

Net income................................     5,667                      5,667

Cash dividends ($.42 per share).......        (1,652)                    (1,652)

Purchase of treasury stock................               (674)             (674)

Dividends reinvested........................              290               290

Sale of treasury stock.........................           299               299

Change in unrealized gain (loss) on
 securities available-for-sale,
 net of tax.............................................           303      303
                        --------------------------------------------------------
Balance, December 31, 1997$3,935  $13,356    $28,053    ($173)    $551  $45,722
                          ======================================================

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

The Wayne County National Bank has eleven banking locations in Wayne, Holmes and Stark Counties in Ohio. A wide variety of services are provided to businesses, individuals, and in and governmental customers. These services include commercial and personal checking accounts savings and time deposits, business and personal loans, real estate loans, leases, safe deposit facilities and electronic banking.

The Bank operates a Trust Department which offers comprehensive trust administrative services and agency, trust and investment services to individuals, corporations, partnerships, institutions and municipalities. In addition, the Trust Department has discount brokerage service which offers stock trading services to customers.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of Wayne Bancorp, Inc. (the Company), its subsidiary Wayne County National Bank (the
Bank), and the Bank's wholly owned subsidiary, Wayne National Corporation. All significant intercompany transactions have been eliminated.

Use of Estimates in the Preparation of Financial Statements

     To prepare financial statements in conformity with generally accepted accounting principles management makes estimates and assumptions based on available information. These estimates and assumptions affect amounts reported in the financial statements and disclosures provided; future resultscould differ. The collectibility of loans, fair value of financial instruments an the status of contingencies are particularly subject to change.

Securities

     Securities are classified as available-for sale. Securities available-for-sale may be sold if needed for liquidity, asset-liability management, or other reasons. Securities available-for-sale are reported at fair value, with unrealized gains and losses included as a separate component of equity, net of tax.

Realized gains or losses are determined based on the amortized cost of the specific security sold. Interest income includes amortization of purchase premiums and discounts.

Interest and Fees on Loans and Leases

     Loans and leases are reported at principal balances outstanding, net of deferred loan fees and costs. Interest income on leases is recognized under a method which provides for a level return on the net investment outstanding. Interest income on loans is reported on the interest method and includes amortization of net deferred loan fees and costs over the term of the loan. The net amount of fees and costs deferred is reported in the consolidated balance sheet as a part of loans and leases.

     Interest income is not recorded when management believes the collection of interest is doubtful, typically when payments are past due over 90 days. Payment received on such loans are report as principal reductions.

Allowance for Loan Losses

     The allowance for loan losses is a valuation allowance established through a provision for loan losses charged to expense. The allowance is the amount which, in the opinion of management, is necessary to provide for probable losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on evaluations of the collectibility of loans outstanding, taking into consideration loan loss experience, loan quality, current economic conditions and other pertinent factors. Loans which are deemed uncollectible are charged-off and deducted from the allowance and recoveries on loans previously charged-off are added to the allowance.

Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage and consumer loans and on an individual basis for other loans. In addition, loans held for sale and leases are excluded from consideration of impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected soley from the collateral. Loans are evaluated for impairment when payments are delayed, typically 60 days or more, or when it is probable that all principle and interest amounts will not be collected according to the original terms of the loan.

Premises and Equipment

     Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on a straight-line method over the estimated useful life of the asset. These assets are reviewed for impairment when events indicate the carrying amount may not be recoverable. Maintenance and repairs are charged to expense as incurred and major improvements are capitalized.

Other Real Estate

     Other real estate is recorded at the lower of cost or fair value, less estimated costs to sell. Any reduction from the carrying value of the related loan to fair value at the time the propety is acquired is accounted for as a loan charge-off. Any subsequent reductions in the fair value are reflected in a valuation allowance through a charge to other real estate expense. Expenses incurred to carry other real estate are charged to operations as incurred.
There was no other real estate held at  December 31, 1997 and 1996.

Intangibles

     Intangible assets arising from the Bank's acquisition of four branches of the former First Savings Loan Company of Massillon, F.A., in July of 1991 are included in Other Assets in the accompanying consolidated balance sheets and are summarized as follows:

         Goodwill....................    $559
         Core Deposit Intangible.....     167

     Goodwill is being amortized using a method and life which corresponds to the accretion of the loan discount. Core deposit intangible is being amortized by deposit component, on a level yield basis over a ten year period. Amortization of these intangibles totaled $236 thousand for 1997 and 1996 and $250 thousand for 1995.

Fiduciary Fees

     Fee income on fiduciary activities is accrued based on expected fees to be collected from various fiduciary accounts. Fiduciary fees are primarily based on, among other things, a fixed regular fee, a percentage of assets managed or a percentage of earnings on trust assets.

Income Taxes

    The Company records income tax expense based on the amount of taxes due on its tax return plus the change in deferred taxes. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed by using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Dividend Reinvestment Plan

     The Company maintains a dividend reinvestment plan whereby the Company's shareholders are eligible to acquire new common shares of stock at 100% of the current estimated fair market value in lieu of receiving cash dividends. Shareholders can have all or part of their normal cash dividend reinvested in the Company's stock. During 1997, 7,264 shares of stock were allocated under the plan in lieu of cash dividends of $290 thousand. It is generally the Company's practice to acquire shares of the common stock in the open market to fund its obligation under the dividend reinvestment

Consolidated Statement of Cash Flows

     Cash and cash equivalents include cash, noninterest bearing deposits with banks and federal funds sold. As permitted, the Company reports cash flows from certain transactions on a net basis. For the years ended December 31, 1997, 1996 and 1995, income taxes paid totaled $2.53 million, $2.54 million, and $1.83 million and interest paid totaled $10.80 million, $10.57 million, and $9.40 million respectively.

Per Share Amounts

     Net income per share is computed under the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", which was adopted retroactively by the Company on December 31, 1997. Adoption of SFAS No. 128 did not change net income per share amounts previously reported by the Company.

     Net income per share computations are based on the weighted average number of shares of common stock outstanding during the year. In November of 1996 the Company declared a 5% stock dividend to shareholders of record on November 29, 1996 and payable on December 31, 1996. This dividend was recorded by the transfer of the market value of the new shares from Retained Earnings to Common Stock and Paid in Capital. Fractional shares resulting from the stock dividend were paid in cash. In June of 1996, the Board of Directors voted to split the stock on a 2 for 1 basis. The split was effective June 15, 1996 and payable to shareholders on June 30, 1996. All per share data has been retroactively adjusted for the stock split and stock dividends.

     Weighted average shares outstanding for December 31, 1997, 1996, and 1995 were 3,931,947 and 3,931,595, respectively.

Dividend Restrictions

     Banking regulations require maintenance of certain capital levels which may limit the amount of dividends which may be paid. See Note 14 for regulatory capital requirements and dividend restrictions.

Fair Values of Financial Instruments

     Fair values of financial instruments are estimated using relevant market information and other assumptions as more fully disclosed separately. Fair value estimates involve uncertainties and matters of significant judgement regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value of estimates of existing on-and-off-balance sheet financial instruments does not include the value of anticipated future business or the values of assets and liabilities not considered financial instruments.

Concentration of Credit Risk

     The Wayne County National Bank grants residential, consumer and commercial loans and also leases assets to customers located in Wayne, Holmes and Stark Counties. The makeup of the loan portfolio at December 31, 1997 was as follows:

                   Commercial.................        43%
                   Real Estate Loans..........        36%
                   Consumer Loans.............        15%
                   Home Equity Loans..........         4%
                   Direct Financing Leases....         2%


Reclassifications

      Certain reclassifications have been made to amounts previously reported to conform with financial statement presentation.


3. INVESTMENT SECURITIES

The summary of amortized cost and fair values of securities are as follows at December 31, 1997:

                                        Gross      Gross
Securities                  Amortized Unrealized Unrealized     Fair
Available-for-Sale              Cost    Gains     Losses       Value
---------------------------- -------- -------- ---------- --------------
U.S. Treasury                $20,325     $130        ($9) $20,446
Federal Agency
     Obligations              15,126       57        (31)  15,152
Mortgage-backed Securities    19,386      135        (39)  19,482
Obligations of States and
      Political Subdivisions  19,308      463        (10)  19,761
Corporate Obligations         17,202       23        (59)  17,166
Other Securities               1,877      178         (2)   2,053
                             -------- -------- ---------- --------------
                             $93,224     $986      ($150) $94,060
                             ======== ======== ========   ========

     The summary of amortized cost and fair values of securities are as follows at December 31, 1996:

                                        Gross      Gross
Securities                  Amortized Unrealized Unrealized     Fair
Available-for-Sale              Cost    Gains     Losses       Value
---------------------------- -------- -------- ---------- --------------
U.S. Treasury                $23,043      $84       ($65) $23,062
Federal Agency
     Obligations              17,446       83       (118)  17,411
Mortgage-backed Securities    23,173      159       (135)  23,197
Obligations of States and
      Political Subdivisions  21,009      397        (28)  21,378
Corporate Obligations         16,490       62        (62)  16,490
Other Securities               1,756        1         (1)   1,756
                             -------- -------- ---------- --------------
                            $102,917     $786      ($409)$103,294
                             ======== ======== ========   ========

     During the years ended December 31, 1997 and 1996, proceeds from the sales of securities available-for-sale were $3.1 million and $2.2 million respectively. Gross gains were $1 thousand in 1997 and $9 thousand in 1996 and gross losses were $7 thousand in 1997 and $3 thousand in 1996. In 1995, proceeds from the sale of securities available-for-sale was $1 million with gross realized losses of $1 thousand included in earnings. 1995 proceeds from the sale of held-to-maturity securities whose maturity date was within 90 days of the sale date were $8 million with gross realized gains of $1 thousand and losses of $12 thousand included in earnings.

     The amortized cost and estimated fair value of the securities at December 31, 1997 by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because borrowers may have the right to call or prepay the obligations with or without call or prepayment penalties.

                                    Securities Available-for-Sale
                                   Amortized  Fair
                                     Cost     Value
                                    -------- --------------
         Due in one year or less    $23,673  $24,158
         Due after one year
             through five years      39,956   40,323
         Due after five years
             through ten years        5,314    5,501
         Due after ten years          3,117    2,642
                                    -------- --------------
                                     72,060   72,624

         Mortgage-backed
             Securities              19,386   19,482
         Equity Securities            1,575    1,751
         Other Securities               203      203
                                    -------- --------------
                                    $93,224  $94,060
                                    ======== ========

     Securities were pledged to secure public and trust deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law. Such pledged securities at December 31, 1997 and 1996 had a carrying value of $41.1 million and $43.3 million, respectively.


4. LOANS AND LEASES

     The composition of the loan portfolio at December 31 is as follows:
                                      1997     1996

         Commercial               $106,452  $90,638
         Real Estate                89,356   79,859
         Consumer Installment       37,166   39,183
         Direct Lease Financings     3,880    3,246
         Home Equity                 8,997    6,417
         Other Loans                    23       23
                                   -------- --------------
                                  $245,874 $219,366
                                   ======== ==========


  The Bank leases various types of equipment and automobiles to its customers, which are classified as direct financing leases. All leases have terms ranging from two to five years. The composition of the net investment in direct financing leases included in loans at December 31 is as follows:

                                           1997     1996
         Minimum Lease Payments
             Receivable                 $3,855   $3,237
         Residual Value of Leased
             Property (Unguaranteed)        25        9
                                       -------- --------------
                                         3,880    3,246
         Less: Unearned Income             563      472
                                       -------- --------------
         Net Investment In Direct
             Financing Leases           $3,317   $2,774
                                       ======== ========

     The following schedule summarizes by year the minimum lease payments receivable on direct leases at December 31, 1997.

Years Ended December 31
              1998 ..................  $1,676
              1999 ..................   1,126
              2000 ..................     637
              2001 ..................     287
              2002 ..................     129
                                      --------------
                                       $3,855
                                      ========

     The Bank has granted loans to the officers and directors of the Company and its subsidiaries and their related business interests. The aggregate dollar amount of these loans was $4.0 million and $1.1 million at December 31, 1997 and 1996, respectively. During 1996, $1.5 million of new loans and advances were made and the repayments on loans to these parties totaled $98 thousand. Additions due to changes in director's status amounted to $1.5 million


5.  ALLOWANCE FOR LOAN LOSSES

     A summary of the activity in the allowance for loan losses is as follows:

                                   1997    1996     1995
         Balance at Beginning
             of Year             $3,657   $3,705     $3,448
         Loans Charged Off         (466)    (412)      (230)
         Loan Recoveries            259      184        367
         Provision for Loan
             Losses                 180      180        120
                                -------- -------- --------------
         Balance at End of Year  $3,630   $3,657     $3,705
                                ======== ======== ========

     The Bank had no impaired loans at December 31, 1997. The Bank had one impaired loan with a balance of $924 thousand at December 31, 1996. The impaired loan had $215 thousand of the allowance for loan losses allocated at December 31, 1996. Impaired loans averaged $549 thousand in 1997 and $1.1 million in 1996. Income recognized during the year ended December 31, 1997 and 1996 amounted to $24 thousand and $74 thousand respectfully. Interest income recognized on the cash basis for the year ended December 31, 1997 and
1996 totaled $5 thousand and $72 thousand respectively.   The Bank had no
impaired loans as of or during the year ended December 31, 1995.

6. PREMISES AND EQUIPMENT

 A summary of the premises and equipment balances at December 31 is as follows:

                                   1997     1996

         Land                     $1,152   $1,152
         Premises and Leasehold
             Improvements          7,016    6,533
         Furniture and Equipment   3,730    3,456
                                 -------- --------------
                                  11,898   11,141
         Less Accumulated
              Depreciation        (5,464)  (4,926)
                                 -------- --------------
                                  $6,434   $6,215
                                 ======== ========

Depreciation expense was $558 thousand, $439 thousand, and $509 thousand in 1997, 1996, and 1995.


7.  DEPOSITS

    Time certificates of deposit with a balance of $100 thousand or more, were $17.9 million and $15.9 million at December 31, 1997 and 1996 respectively. Interest expense on these deposits was $946 thousand, $1.03 million and $959 thousand for 1997, 1996, and 1995, respectively.

At year-end 1997, stated maturities of time certificates of deposit were as follows:


                       1998                      $83,247
                       1999                       16,282
                       2000                       18,474
                       2001                        3,307
                       2002                        5,822
                                              -----------
                                                $127,132
                                              ===========

8.   BORROWINGS

     Federal funds purchased, securities sold under agreements to repurchase and treasury tax and loan deposits are financing arangements. Physical control is maintained for all securities sold under agreements. Information concerning securities sold under repurchase agreements is as follows:

                                                 1997      1996
                                              --------------------
Average month-end balance during the year        $26,630  $20,282
Average interest rate during the year               4.59%    4.64%
Maximum month-end balance during the year        $29,961  $29,854


Securities underlying these agreements at year-end were as follows:

                                                 1997      1996
                                              --------------------
Amortized cost of securities                     $34,379  $31,227
Fair value of securities                         $34,513  $31,288


     Federal Home Loan Bank Advances include two fixed rate advances from the Federal Home Loan Bank (FHLB) of Cincinnati with a December 31, 1997 principal balance of $824 thousand. Interest expense on these borrowed funds for the year ended December 31, 1997 was $18 thousand. The weighted average interest rate on these borrowings is 6.58%. The borrowings are secured by a blanket pledge of the Bank's one-to-four family residential real estate loan portfolio and FHLB stock.

   The principal repayments on these borrowings are as follows for December 31,

                       1998                          $65
                       1999                           70
                       2000                           75
                       2001                           80
                       2002                          534
                                              -----------
                                                    $824
                                              ===========

9.  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value approximates carrying value for all financial instruments except those described below:

Securities
     Fair values are based on a quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar instruments.

Loans and Leases
The fair value of fixed rate loans is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Leases are not considered financial instruments under genreally accepted accounting principals and are, therefore, not included in the following schedules.

Deposits
     Fair values for deposit liabilities with defined maturities are based on the discounted future flows expected to be paid, using the current rate offered for similar deposits with the same remaining maturities.

Long-term Debt
     The fair value of long-term debt is estimated by discounting future cash flows using currently available rates for similar financing.

Commitments to Extend Credit and Standby Letters of Credit
   The fair value of off-balance sheet loan commitments is considered nominal.

 The estimated  fair values of the Bank's financial instruments are as follows:

                                           1997                 1996
                                    Carrying   Fair    Carrying    Fair
                                      Value    Value     Value     Value
                                    -------- -------- ---------- --------------
Financial Assets:
   Cash and Short-term
       Investments                  $22,159  $22,159    $22,595  $22,595
    Securities                       94,060   94,060    103,294  103,294
    Net Loans, excluding  Leases    238,363  240,479    212,298  215,587
     Accrued Interest Receivable      2,864    2,864      2,879    2,879

Financial Liabilities:
    Deposits                       (288,517)(288,865)  (281,686)(281,711)
    Securities Sold Under
       Agreement to Repurchase      (30,853) (30,853)   (26,142) (26,142)
     Federal Home Loan Bank
             Advances                  (824)    (850)
     Accrued Interest Payable        (1,333)  (1,333)    (1,335)  (1,335)

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

                                         1997     1996       1995

                   PSRP..............    $310       $293     $255
                   ESOP..............     229        217      189
                                      -------- ---------- --------------
                                         $539       $510     $444
                                      ======== ========   ========

The ESOP held 132,492, 129,719 and 109,326 shares at December 31, 1997, 1996 and 1995 respectively. The fair value of such shares was $6.3 million, $3.8 million and $2.2 million at December 31, 1997, 1996 and 1995 respectively.



11. OTHER OPERATING EXPENSES

   Other operating expenses include the following major categories of expense:

                                1997     1996     1995

         Data Processing      $1,044   $1,100     $1,116
         FDIC Insurance           36      221        354
         Franchise Taxes         444      527        484
         Intangible
              Amortization       236      236        250
         Donations                49      349         70
         Other Operating       1,971    2,039      2,000
                             -------- -------- --------------
                              $3,780   $4,472     $4,274
                             ======== ======== ========

12. INCOME TAXES

     Income tax expense and related balance sheet accounts are as follows:

                                1997     1996     1995

Federal Current               $2,691   $2,266     $1,811
Federal Deferred (Benefit)      (159)     154         21
                             -------- -------- --------------
                              $2,532   $2,420     $1,832
                             ======== ======== ========
The sources of gross deferred tax assets and gross deferred tax liabilities at December 31, are as follows:
                                         1997     1996       1995
Items giving rise to deferred tax assets:
Allowance for loan losses in excess
        of tax reserves                  $881       $843     $886
Deferred loan fees                         82         93      165
Other                                     177        126      102


Items giving rise to deferred tax liabilities:
Depreciation                             (167)      (180)    (199)
Leases                                   (374)      (438)    (436)
Unrealized gain on securities
      available-for-sale                 (284)      (128)    (427)
Other                                    (160)      (164)     (84)
                                     -----------------------------
Net deferred tax assets                  $155       $152       $7
                                     =============================

     The Company has sufficient taxes paid in prior years to support recording these deferred tax assets without a valuation allowance.

     The reasons for the differences between income tax expense and the amount computed by applying the statutory federal income tax rate of 34% for the three years presented are as follows:

                                      1997     1996     1995
         Tax at Federal
            Statutory Rate          $2,788   $2,704     $2,141
         Effect of Tax-Exempt
             Income                   (291)    (325)      (371)
         Effect of Non-deductible
             Goodwill Amortization      61       61         61
         Other                         (26)     (20)         1
                                   -------- -------- --------------
                                    $2,532   $2,420     $1,832
                                  =============================
         Effective Tax Rate          30.90%   30.40%     29.00%
                                  =============================

13. COMMITMENTS AND CONTINGENCIES

   Various contingent liabilities are not reflected in the financial statements, including claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal councel, the ultimate disposition of these matters is not expected to have a material effect on the financial conditions or results of operations.
    Some financial instruments are used in the normal course of business to meet financing needs of customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These involve, to varying degrees, credit risk more than the amount reported in the financial statements.
     As of December 31, 1997, the Bank had outstanding standby letters of credit of $1.98 million. These letters of credit are backed by notes signed by the customer. These notes are variable rate. Also at that date, the Bank had commitments outstanding to extend credit and unfunded lines of credit for customers totaling approximately $39.9 million. All of these unfunded commitments are variable rate and mature within one year. These commitments generally require the customer to maintain certain credit standards.
Management does not anticipate any material losses as a result of these commitments.
     At December 31, 1997, the Bank was required to maintain $5.3 million either in cash or in balances with the Federal Reserve Bank. These balances do not earn interest.


14.  REGUATORY MATTERS

     Dividends are paid by the Company from its assets which are mainly provided by dividends from the Bank. However, certain restrictions exist in regard to the ability of the Bank to transfer funds to the Company in the form of dividends. The approval of the Comptroller of the Currency is required to pay dividends in excess of the Bank's earnings retained in the current year plus retained profits from the preceding two years. The amount of retained earnings available for dividends without approval from the Comptroller of the Currency is approximately $835 thousand at December 31, 1997.

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

     The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically under capitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration is required. The minimum requirements are:

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

At year-end, consolidated and Bank only actual capital levels (in thousands) and minimum required levels were as follows:
                                                              To Be Well
                                                          Capitalized Under
                                        For Capital       Prompt Corrective
                          Actual     Adequacy Purposes:   Action Provisions:
                   --------------------------------------------------------
                    Amount    Ratio   Amount     Ratio    Amount    Ratio
                   --------------------------------------------------------
As of December 31, 1997:

Total Capital  (to Risk Weighted Assets
     Consolidated   $47,604     19.9% $19,102     8.0%    $23,878   10.0%
     Bank            46,271     19.1%  19,384     8.0%     24,230   10.0%
Tier I Capital  (to Risk Weighted Assets)
     Consolidated   $44,611     18.7%  $9,551     4.0%    $14,327    6.0%
     Bank            33,235     13.7%   9,692     4.0%     14,538    6.0%
Tier I Capital  (to Average Assets)
     Consolidated   $44,611     12.9% $13,881     4.0%    $17,351    5.0%
     Bank            33,235      9.4%  13,867     4.0%     17,334    5.0%

As of December 31, 1996:

Total Capital  (to Risk Weighted Assets)
     Consolidated   $43,287     19.5% $17,752     8.0%    $22,190   10.0%
     Bank            42,169     18.8%  17,684     8.0%     22,105   10.0%
Tier I Capital  (to Risk Weighted Assets)
     Consolidated   $40,502     18.3%  $8,876     4.0%    $13,314    6.0%
     Bank            29,354     13.1%   8,842     4.0%     13,263    6.0%
Tier I Capital  (to Average Assets)
     Consolidated   $40,502     12.3% $13,211     4.0%    $16,513    5.0%
     Bank            29,354     8.58%  13,176     4.0%     16,470    5.0%

     At year end 1997 and 1996, the Company and Bank were categorized as well captialized. Management is not aware of any conditions subsequent to year end that would change the Company's or the Bank's capital category.

15.   PROPOSED MERGER (Unaudited)

     On October 13, 1997 the Company entered into a definitive agreement to acquire Chippewa Valley Bancshares ("Chippewa") of Rittman, Ohio. Chippewa is a one bank holding company and the parent company of The Chippewa Valley Bank. The consolidated assets of this company are approximately $138 million
at December 31, 1997.   The agreement specifies that the Company will issue
in the aggregate between 981,837 and 1,023,737 shares of the Company's stock in the transaction.

     The merger is subject to the approval of both companies regulatory agencies and the shareholders of both Chippewa and Wayne Bancorp, Inc. The transaction is also subject to use of the pooling of interest method of accounting.
Pending various approvals, the merger is expected to close in the early part of the second quarter of 1998.

     The following unaudited pro forma condensed combined financial statements have been prepared to reflect the transaction had it occurred in the earliest period presented. They are not necessarily indicative of the financial condition or results of operations that would have occurred had the transaction actually been effective at the beginning of the periods indicated. No pro forma adjustments were necessary in the preparation of these pro forma combined financial statements.

     Pro forma combined net income per share is based upon the issuance of the midpoint of the range of shares to be issued, which is 1,002,787 shares.

Pro forma condensed balance sheet (unaudited)
December 31, 1997
(Dollars in thousands)
                                        Pro Forma
Assets                                  Combined
                                        ---------
Cash and due from banks                  $23,306
Federal Funds Sold                         7,785
Securities available-for-sale            121,959
Securities held-to-maturity               19,963
Net loans                                319,519
Premises and equipment                     8,923
Other assets                               6,926
                                        ---------
Total assets                            $508,381
                                        =========

Liabilities and Shareholders' Equity
Deposits                                $409,865
Securities sold under repurchase
  agreements and federal funds purchased  37,503
Federal Home Loan Bank advances              824
Other liabilities                          4,379
Shareholders's equity                     55,810
                                        ---------
Total liabilities and
    shareholders' equity                $508,381
                                        =========

Pro forma condensed statement of income (unaudited)
(Dollars in thousands except per share data)  December 31,
                                          1997      1996      1995
Interest income                         -----------------------------
Loans, including fees                    $27,529    $25,388  $24,062
Securities, federal funds sold and other   8,760      8,858    7,001
                                        -----------------------------
         Total interest income            36,289     34,246   31,063

Interest expense
Deposits                                  13,974     13,519   12,139
Repurchase agreements and other
         borrowed funds                    1,550      1,245      911
                                        -----------------------------
         Total interest expense           15,524     14,764   13,050

Net interest income                       20,765     19,482   18,013
Provision for loan losses                    906        300      230
                                        -----------------------------
Net interest income after provision
         for loan losses                  19,859     19,182   17,783

Other income                               3,644      4,463    3,241
Other expenses                            14,862     14,387   13,480
                                        -----------------------------
Income before income taxes                 8,641      9,258    7,544
Income taxes                               2,921      2,748    2,147
                                        -----------------------------
Net income                                $5,720     $6,510   $5,397
                                        =============================
Net income per share (Diluted)             $1.16      $1.32    $1.09
                                        =============================

16. WAYNE BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

BALANCE SHEETS                              December 31,
ASSETS                                  1997     1996
Cash                                     $52       $2
Short-Term Investments                 1,655      951
Subordinated Note from Subsidiary     10,000   10,000
Investment in Bank Subsidiary         34,395   30,565
                                    -------- -------------------
TOTAL ASSETS                        $46,102  $41,518
                                    ======== ==========
LIABILITIES                            $380      $29
SHAREHOLDERS' EQUITY                 45,722   41,489
                                    -------- -------------------
TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY            $46,102  $41,518
                                   ======== ==========

STATEMENTS OF  INCOME
                                          Years Ended December 31,
                                          1997     1996       1995

Dividends from Subsidiary              $1,612    $11,461   $1,348
Other Income                              662         33       37
                                      -------- ---------- --------------
                                        2,274     11,494    1,385
Other Expenses                            361         31       16
                                      -------- ---------- --------------
Income Before Income Taxes and Equity in
     Undistributed Net Income of Bank
     Subsidiary                         1,913     11,463    1,369
Federal Income Tax Expense (Benefit)     (109)        (2)       7
                                      -------- ---------- --------------
                                        2,022     11,465    1,362
Equity in Undistributed Net Income of
     Bank Subsidiary                    3,645     (5,933)   3,123
                                      -------- ---------- --------------
Net Income                             $5,667     $5,532   $4,485
                                      ======== ========   ========

STATEMENT OF CASH FLOWS
                                          Years Ended December 31,
                                          1997     1996       1995
OPERATING ACTIVITIES
Net Income                             $5,667     $5,532   $4,485
Adjustments to Reconcile Net
     Income to Net Cash Provided
     by Operating Activities:
     Depreciation                                      4        9
     (Undistributed Equity Earnings)/Distributions
          in Excess of Earnings        (3,645)     5,933   (3,123)
     Other, Net                           290         (3)       6
                                      -------- ---------- --------------
Net Cash Provided by
     Operating Activities               2,312     11,466    1,377

INVESTING ACTIVITIES
Purchase of Securities Available-for-sale(981)      (852)    (102)
Purchase Subordinated Note from Subsidiary       (10,000)
Proceeds from Sales and Maturities
     of Securities Available-for-Sale     456        445      143
Proceeds from the Sale of Premises                   283
                                      -------- ---------- --------------
Net Cash Provided (Used) by
     Investing Activities                (525)   (10,124)      41

FINANCING ACTIVITIES

Cash Dividends                         (1,362)    (1,228)  (1,133)
Treasury Stock Purchased, Net            (375)      (170)    (228)
                                      -------- ---------- --------------
Net Cash Used by Financing
     Activities                        (1,737)    (1,398)  (1,361)
                                      -------- ---------- --------------
Increase (Decrease) in Cash                50        (56)      57
Cash at Beginning of Year                   2         58        1
                                      -------- ---------- --------------
Cash at End of Year                       $52         $2      $58
                                      ======== ========   ========

17.  QUARTERLY FINANCIAL DATA     (Unaudited)

                            March 31  June 30 September 30        December 31
1997                        -----------------------------------------------

Interest Income               $6,386   $6,538     $6,672            $6,909
Net Interest Income            3,774    3,863      3,991             4,074
Provision for Loan Losses         45       45         45                45
Net Income                     1,306    1,384      1,416             1,561
Earnings Per Share              0.33     0.35       0.36              0.40

1996

Interest Income               $6,287   $6,279     $6,409            $6,455
Net Interest Income            3,733    3,637      3,813             3,801
Provision for Loan Losses         45       45         45                45
Net Income                     1,291    1,208      1,293             1,740
Earnings Per Share              0.32     0.31       0.32              0.46

MANAGEMENT DISCUSSION AND ANALYSIS

INTRODUCTION

        The following commentary represents management's discussion and analysis of the Company's financial condition and results of operations. This review highlights the significant factors affecting earnings during 1997, 1996 and 1995 and changes in the consolidated balance sheet for the years 1997, and 1996.
Financial information for prior years is presented when appropriate. This review is presented to aid in the understanding of the consolidated financial statements and related information of the Company. Where applicable, management's insights of known events and trends are discussed that have or may reasonably be expected to have a material effect on the Company's operations and financial condition.

        Wayne Bancorp, Inc. is a locally owned and operated one-bank holding company whose principal subsidiary is the Wayne County National Bank (the Bank). The Bank provides banking and financial related services to individual and commercial customers in Wayne, Holmes and Stark counties. The Bank's deposits are insured by the Federal Deposit Insurance
Corporation. The Bank is a member of the Federal Reserve System and is subject to supervision, examination and regulation by the Comptroller of the Currency. This review should be read in conjunction with audited consolidated financial statements, footnotes, included ratios and statistics and other discussion contained in this report and on the Company's Form 10-K.

TABLE I: Financial Ratios for Five Years
________________________________1997_____1996_____1995_______1994_____1993___
Rate of return on:
      Average Assets........    1.63%    1.67%      1.43%    1.33%    1.27%
      Average Equity........   13.04    14.05      12.56    12.44    12.43
      Beginning Equity......   13.66    14.58      13.33    13.07    13.18
As a Percent of Average Assets:
      Net Interest Income...    4.53%    4.53%      4.54%    4.37%    4.13%
      Non-Interest Income...    0.85     1.18       0.88     0.86     0.92
      Provision of Loan and Lease
            Losses..........    0.05     0.05       0.04     0.11     0.21
      Non-Interest Expense..    2.96     3.25       3.34     3.26     3.15
Cash Dividends Per Share....   $0.42    $0.37      $0.34    $0.29    $0.27
Dividends as a percent of Net
      Income................   29.41%   26.41%     30.03%   28.77%   28.40%

Other
Average Loans & Leases to
      Average Deposits......   84.23%   79.92%     78.11%   73.67%   69.20%
Net Loan & Lease Charge-offs
      (Recoveries) to Average
      Loans & Leases........    0.09%    0.11%   (0.07%)  (0.03%)     0.11%
Allowance to Year End Net
      Loans & Leases........    1.48%    1.67%      1.75%    1.75%    1.67%
Average Shareholders' Equity to
      Average Assets........   12.53%   11.89%     11.41%   10.72%   10.25%
Changes in Average Balances:
      Total Assets..........    4.70%    5.76%      3.80%    4.57%    3.34%
      Shareholders' Equity..   10.38%   10.20%     10.54%    9.37%    9.61%
      Loans and Leases......    7.98%    3.86%     10.72%    9.55%    4.11%
      Deposits..............    2.20%    1.51%      2.43%    2.90%    2.57%

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

RESULTS OF OPERATIONS

        Net income for 1997 was 5.67 million or $1.44 per share, compared to $5.53 million or $1.41 per share for 1996. 1996 net income of $5.53 million or $1.41 per share increased compared to $4.49 million or $1.14 per share in 1995. 1997 net income surpassed 1996 net income by $135 thousand or 2.4%. 1996 net income surpassed 1995 net income by $1.05 million or 23.3%. Included in the 1996 net income figures is a one-time gain on the sale of the Bank's credit card business of $544 thousand, net of tax or $0.14 per share. The core earnings (net income less the gain on credit card sale) comparison of 1997 to 1996 shows 1997 earnings increased by $679 thousand or 13.6%. 1996 core earnings were $503 thousand or 11.2% greater than the 1995 core earnings.

        Return on average assets for 1997 was 1.63% compared to 1.67% in 1996 and 1.43% in 1995. The return on average assets exclusive of the credit card gain was 1.51% for 1996. Return on average equity for these same periods was 13.04%, 14.05% and 12.56% respectively. The 1996 return on average equity exclusive of the credit card gain was 12.67%.

        The allowance for loan and lease losses to total net loans and leases ratio at December 31, 1997 was 1.48% compared to 1.67% in 1996 and 1.75% in 1995.

        As discussed in greater detail below, the increase in the net income for 1997 was a result of growth in net interest income of $718 thousand or 4.8% over 1996 and a $477 thousand or 4.4% reduction in total other expenses. These items which increased the Company's earnings for 1997 were partially offset by a reduction in total other income of $948 thousand of which, $824 thousand was the one time gain on the sale of the credit card business in 1996. This remaining reduction in other income is attributed to a reduction of fees generated by the merchant part of the credit card business, partially offset by an increase in fiduciary fees.

Net Interest Income

        Net interest income, the difference between interest and loan fee income on earning assets and the interest paid on deposits and borrowed funds, is the primary source of earnings for the Company. Net interest income is impacted by changes in interest rates, volume and composition of both earning assets and paying liabilities as well as the level of non-interest bearing demand deposit accounts.

        Total interest income for 1997 of $26.5 million increased $1.08 million or 4.2% over the $25.4 million earned in 1996, which had increased $1.3 million or 5.4% over 1995. The primary factor contributing to the increase in total interest income in 1997 was growth in earning assets. This growth was concentrated in the Bank's loan portfolio. The yield on average earning assets for 1997 was 8.11% versus 8.15% in 1996 and 8.19% in 1995. This stability in the yield on earning assets during a declining interest rate environment is due mainly to the growth in the lending areas, funded by declines in the investment portfolio. Total interest expense increased $357 thousand or 3.4% from 1996 to 1997. The yield on average deposit liabilities and borrowed funds (cost of funds) was 3.59% in 1997 versus 3.61% in 1996 and 3.59% in 1995. The slight decline in the cost of funds yield is due to an overall decline in the cost of borrowed funds, mainly repurchase agreements.

        The Bank's Asset/Liability committee monitors the maturity structure of all interest bearing assets and liabilities on a monthly basis in order to maintain stability in the net interest income during volatile interest rate periods. During 1997 the Company was primarily in a neutral to slightly negative GAP position. With a slightly declining and relatively stable interest rate environment as was the case in 1997, the Company was able to increase the net interest margin as earning assets grew more than the paying liabilities and the liabilities repriced downward faster than the assets.

        Management anticipates short term interest rates to continue to decline in 1998, with a possible slight increase in long term interest rates, resulting in a more positively sloped yield curve. Management has been attempting to move the GAP position of the Company toward a more neutral or slightly positive position. The more positive GAP position should allow the net interest margin to widen as interest rates move upward and additional loans are funded.

Provision and Allowance for Loan and Lease Losses

        The provision for loan and lease losses is an expense item charged to operations of the Company. The provision is recorded to maintain the balance in the related balance sheet allowance for loan and lease losses at a level which management considers adequate to absorb reasonably probable credit losses in the loan portfolio. The allowance is determined by management based on estimates of probable losses in the current loan and lease portfolio. Management also considers the past historical loss experience, the mix and size of the loan portfolio as well as current and expected future economic conditions in their assessment of the adequacy of the allowance for loan and lease losses. Consideration is also given to the information known about specific borrowers or industry groups which are subject to change over time.

        In addition to the analysis management prepares to determine the adequacy of the allowance for loan losses, management monitors the level of the allowance to total net loans and
leases. This ratio will change from time to time, based on the growth in the various types of loans in the portfolio and the relative increase or decrease in the quality of the loan portfolio. During 1997, the Company maintained the ratio of allowance coverage of total net loans and leases at 1.48% of total net loans and leases, compared to 1.67% in 1996 and 1.75%
in 1995.   The coverage ratio declined for 1997 due to the
charge-off of one specific loan of approximately $250 thousand and the significant growth in the loan portfolio. For the twelve months ended December 31, 1997, and 1996 the Bank was in a "net charge-off position" versus 1995 where the Bank was in a "net recoveries position", where recoveries of loans previously charged off were greater than the amount of loans currently charged-off.

        Past due and non-performing loans are one of the primary factors that management uses to determine the adequacy of the allowance for loan and lease losses. At December 31, 1997 the Company had loans that were past due over 90 days or on non-accrual status of approximately $281 thousand compared to $1.1 million at December 31, 1996. Of such totals, loans on non-accrual status were approximately $37 thousand at December 31, 1997 and $924 thousand at December 31, 1996. In addition, the Company's loan portfolio showed loans past due 30 days or more as approximately $1.1 million or .42% of total loans at December 31, 1997. These same numbers in 1996 were $1.8 million representing .83% of total loans. With this type of current quality, management believes that the Company had adequate reserves set aside to cover reasonably probable loan problems.

        The provision for loan and lease losses charged to operations was $180 thousand in 1997 and 1996 compared to $120 thousand in 1995. The increase was based on management's evaluation of the quality of the loan portfolio and the growth in the portfolio.
The net recovery position in 1995 is due mostly to the collection of a previously charged-off leverage lease in the amount of $137 thousand. Management feels that based on the current loan portfolio quality and the adequacy of the allowance for loan and lease losses, that the provision charged to operations for 1998 will be comparable to the 1997 level.

Non-Interest Income

        Total non-interest income for 1997 was $2.95 million compared to $3.90 million in 1996, and $2.75 million in 1995. The major components of non-interest income are service charges on deposit accounts, income from the Trust and Investment Services and fees for other services. Service charges and fees on deposit accounts amounted to $1.25 million in 1997, $1.34 million in 1996 and $1.26 million in 1995. The Company's management monitors the market to ensure that the fees charged on these types of accounts are competitive in the marketplace. In addition, management reviews the costs associated with offering these accounts when considering the price of the service to the customer.

        The Trust and Investment Services Department has had another record earnings year. Trust income grew to $1.34 million from $1.08 million in 1996 and $942 thousand in 1995. The trend in the Trust Department over the past ten years has been steady growth in both earnings and assets under management.

        The Trust and Investment Services Department at the Wayne County National Bank provides a comprehensive line of trust and investment services. The Department provides individually managed portfolios in order to provide the investment flexibility required to meet the needs of each and every Trust customer. During 1994 the Trust Department added additional non-deposit type investment products, including mutual funds.
In the coming months and years, the Department anticipates offering a full line of investment products for the traditional investor. The Department is active in management of individual stock and bond portfolios as well as company sponsored benefit plans. It is management's belief that this Department will continue to grow and to increase its contribution to the earnings of the Company.

        Other non-interest income consists primarily of charges for other banking related services, such as, merchant credit card fees, fees for safe deposit box rental, check cashing fees, brokerage fees, fees for servicing mortgages sold into the secondary market and gains or losses on the sale of loans and securities. In 1997, income from these activities as well as other miscellaneous income was $356 thousand versus $1.48 million in 1996 and $551 thousand in 1995. This represents a decrease of $1.13 million from 1996 to 1997. The primary reason for this decrease is that the Bank sold the entire credit card portfolio in the fourth quarter of 1996. The sale was approved by the Company's board of directors based on the fact that increased competition made it difficult to grow the portfolio, yet the costs associated with managing the portfolio continued to increase. The gain on this sale amounted to $824 thousand on a pre-tax basis. In addition, the Company sold its merchant credit card business at a gain of approximately $50 thousand at the same time of the credit card sale. In 1996, the merchant income amounted to $238 thousand for which there was no income in 1997. Securities gains and losses were not significant for any period presented.

Non-interest Expenses

        Non-interest expenses are comprised of the expenses of the Company related to salaries and employee benefits, occupancy and equipment and other operating expenses. In total, non-interest expenses were $10.27 million, a decrease of $477 thousand or 4.44% from the $10.75 million of expense in 1996. The 1996 figure represented an increase of $221 thousand or 2.1% over 1995.

        Total employee compensation (including wages and benefits) was $5.36 million for 1997 compared to $5.21 million in 1996 and
$5.17 million in 1995.  The expense for 1997 was an increase of
$154 thousand or 3.0% over 1996, which was $41 thousand or .8%
higher than 1995.  The main fluctuation was in the area of
salaries and retirement benefits. The salary expense of the
Company increased from $4.08 million in 1996 to $4.27 million in
1997. This increase is due to increased compensation for the entire staff.  The Company's employment market is highly
competitive.  Unemployment in the market area is very low, and as a result, management raised the starting and mid level salary
ranges for the staff.   Management expects this trend to
continue in the market as the Company has had to increase the salary dollars to attract the caliber of staff needed for daily operations.

        Occupancy and equipment expenses increased $61 thousand or 5.7% in 1997. This increase is due to depreciation of some 170 new
PC based work stations. In addition, the Company has added or upgraded two Automated Teller Machines (ATMs) in 1997 and renovated or remodeled offices where it was needed. Included in these renovations are upgraded Automated Teller Machines (ATMs), new signs, and general improvements. In November of 1997 the Bank opened its new North Towne Banking Center. This office is currently a drive thru and ATM facility only. This additional office will add depreciation and staffing costs in 1998.
Occupancy and equipment expenses reflected no significant change from 1995 to 1996.

         Other operating expenses decreased from 1996 to 1997 by $692 thousand or 15.5%. The decrease is due mainly to a $300 thousand donation in 1996 to establish the Wayne County National
Charitable Foundation. This foundation was created to enable the Board of Directors to provide larger donations where they deem appropriate. In addition, the Company has seen declines of $83 thousand in franchise taxes, $185 thousand in Federal
Deposit Insurance Corporation insurance, $56 thousand in data processing and $191 thousand in credit card processing costs.
Other operating expenses for 1996 increased by approximately
4.6% over 1995 representing primarily inflationary increases.

Income Taxes

        Federal Income taxes increased from $1.83 million in 1995 to $2.42 million in 1996 to $2.53 million in 1997. These increases are due primarily to the increases in income for the Company.
The expense for income tax represented an effective income tax rate of 29.0% in 1995, 30.4% in 1996 and 30.9% in 1997. The effective tax rate paid by the Company is impacted by the amount of tax free income that can be generated during the year. The
Company can reduce the amount of taxes by increasing primarily the investment in tax-exempt securities and loans to tax-exempt customers.

Year 2000 Issue

        Many computer programs which are in use today use only two digits to show what year is represented. If these computer applications are not changed to show the change in the century, may computer applications could fail or create erroneous results at the year 2000 due to the improper sequence of the year changing from "99" to "00".

        Management of the Company has conducted an evaluation of all significant computer systems used in the business of the Company to evaluate this year 2000 issue. It was found that most programs are or will be capable of identifying the turn of the century. This issue is being closely monitored by management on a monthly basis, and full compliance with this issue is expected by the end of 1998. Management does not anticipate any material costs to be incurred to update to year 2000 capability.


FINANCIAL CONDITION

        Total assets at December 31, 1997 were $368.8 million compared to $352.4 million on December 31, 1996. This increase of $16.4 million represented a total asset growth rate of 4.7% for 1997.
The the increase in the assets is concentrated in the loan portfolio, with the majority of the increase to the loan portfolio being in the commercial and real estate lending area.
The loan portfolio increased to 66.7% of the total assets of the Company at December 31, 1997 compared with 62.3% in 1996.
The investment portfolio represented 25.5% of the total assets at December 31, 1997 versus 29.3% in 1996. The increase in the lending areas are a result of a healthy local market for primarily commercial and residential lending. The Company's market area has been growing at a steady pace since the early
1990's. This growth in the loan portfolio was funded primarily from maturities and sales of securities and increased deposits and short-term borrowings.

        The Company's earning assets increased $15 million or 4.5%  to
$345 million in 1997 from $330 million in 1996.    At year end
1997, the earning assets of the Company represented 93.5% of the total assets. This compares with 93.6% in 1996.

Securities

        The primary function of the securities portfolio is to absorb deposits that are not loaned to borrowers, to serve as a source of funds for the lending function when deposits are not readily available and provide a source of liquidity for unexpected deposit outflows. The investment portfolio supplements interest revenues and provides funds with which to meet the cash flow needs of our customers. The funds management function is also given the responsibility of meeting cash flow needs of the lending function and depositors through other means, primarily short-term borrowings by the Bank, when the sale of securities is not warranted.

        In order to maintain what management feels is sufficient liquidity, the Bank continues to invest in primarily shorter term (under 3 years) securities with lower risk. These include US. Treasury and Agency Securities. These securities are purchased and generally held as "available-for-sale" securities.
 Securities that are classified as "available-for-sale" are investments which may be sold at some point prior to maturity for a variety of reasons. In order to increase yields in the securities portfolio, investments are also made again in shorter term government guaranteed mortgage-backed securities and high quality corporate bonds. Investments in obligations of states and political subdivisions are made due to the nature of their tax-exempt status.

        On December 1, 1995, the Company transferred all of the investment securities to the available-for-sale category. The reason for this was to allow management the ability to change the makeup of the portfolio in correlation with other changes in the Company's balance sheet. It gives management the flexibility to react to changes in the interest rate environment in a manner which is consistent with the asset/liability
policies of the Company.   At this time the Company does not
have any securities classified as held-to-maturity, which would be those securities which management has both the intent and ability to hold until maturity. This does not preclude the use of this classification in the future.

        The securities portfolio at December 31, 1997 was approximately $9.2 million or 8.9% smaller than the previous year, with declines in all but one investment category. This decrease in the portfolio is due to using the proceeds from the maturities and sales of investment securities to fund the growth in the loan portfolio. The securities portfolio has a fair value of $94.1 million at December 31, 1997, which was $836 thousand more than the amortized cost. This net unrealized gain represented .9% of the amortized cost.

Loans and Leases

        The Wayne County National Bank is committed to lending to customers for a variety of purposes. The lending market area includes Wayne, Holmes and Stark Counties. The Bank's lending staff is conscious of making loans to credit-worthy businesses and individuals. The Bank's management and lending staff have no intention of sacrificing loan quality for the purpose of loan growth. The growth in the loan portfolio from 1996 to 1997 is due to the favorable local market conditions and efforts of the lending staff to find new quality credit customers.

        Total loans and leases at December 31, 1997, amounted to $245.9 million compared to $219.4 million at December 31, 1996. This increase of $26.5 million represented 12.1% growth in the loans outstanding. The most substantial areas of growth were found in the commercial and real estate lending area where total loans, grew by $15.8 million or 17.4% and $9.5 million or 11.9% respectively.

        Loans and leases accounted for 66.7% of the Company's average assets in 1997. This compares with 64.7% in 1996 and 70.0% in
1995. This increase is due primarily to the new originations throughout the year. The three major loan categories include commercial, real estate and consumer loans. These three categories represented 43%, 36% and 15% respectively of total loans and leases at December 31, 1997.  The loan portfolio mix
has remained relatively unchanged from 1996 to 1997.   The Bank
experienced increases in real estate lending in 1997 due partially to customers refinancing other types of debt into real estate debt for tax purposes, and a more favorable interest rate environment for real estate lending. For the first time in four years, the Bank has experienced a decline in the consumer lending portfolio. In 1997 this portfolio declined by $2.0 million or 5.1%. This compares to growth of $2.2 million or 6.0% in 1996. The decline is attributed to the competitive nature of this piece of the Bank's business. Until early 1998, the Bank has not offered more than a 2% incentive to auto dealers for their efforts in seeing that the loans are placed at this Bank. The incentives to dealers have been adjusted to reflect what is customary in the market and management expects growth of 4-6 percent in 1998 in the consumer lending area.
While providing higher yields, on average, consumer lending generally represents more risk to the Bank. At December 31, 1997, the consumer loans past due over 30 days were approximately 1.0% of the total portfolio, which is far below the Bank's peer group average and the national average. With consumer debt in this country at an all time high, if the economy should begin to slow or enter a period of recession, losses in this area could increase.

        Real estate loan production for single family housing in 1997 was approximately $21.1 million, representing a slight decline
of $700 thousand over 1996 production.   The increase in
outstandings during 1996 and 1997 in the mortgage area is due to this production, net of the sale of mortgages in February of 1996. Mortgage interest rates have been on a steady decline during the last six months of 1997. These rates tend to move in a parallel fashion with the treasury market. At December 31, 1997, the interest rates were at yearly lows, and production and refinancing has increased. If the interest rate market stabilizes or continues to decline, management expects that mortgage production will increase, primarily in the area of refinancing. If the production in this area continues at the current pace, management may consider the sale of a package of real estate loans some time in 1998. The amount and timing of any sale has not been determined. The Company does not currently engage in mortgage banking activities and any loan sales are done primarily as a realignment of the loan portfolio and to provide liquidity to meet increased demand.

Sources of Funds

        The Company's subsidiary, The Wayne County National Bank is Wayne County's largest locally owned commercial bank.
Management has made a commitment to provide full range of banking services for its customers. The deposit products offered by the Bank provide a means by which customers can safely invest their money and get a competitive return on their investment. With a fairly stable to slightly rising interest rate environment for consumer deposit products in 1997, the Bank's deposit base grew at a modest rate.

        The Bank's primary source of funds are deposits collected from the local market area. At December 31, 1996, total deposits amounted to $288.5 million. This represents growth of $6.8 million or 2.4% over the December 31, 1996 figure of $281.7 million. In addition to the customer deposits at December 31, 1997, the Bank has securities sold under agreements to repurchase (repos). The repo items serve as an additional source of funds for the Bank. The repos totaled $30.9 million in 1997 versus $26.1 million for 1996. The Bank is seeing a trend of corporate customers moving what were formerly non-interest bearing deposits into these repurchase agreements.
This causes a decline in the reported deposits of the Bank and an increase in the repos. Management feels that even though these repos are an overnight depository agreement, approximately
75% of the funds on deposit in the repo area are longer term or "core" type deposits, which reduces the concern for liquidity at the Bank.

        At December 31, 1997, the deposit mix had not changed significantly from the prior year. The relative stability in the interest rate environment has encouraged customers to move their deposits into the mid range maturity type accounts (1 to 3 years). During most of 1997 the Bank saw the amount of funds in the higher rate certificates area continue to growth at the expense of a decline in the lower rate short term deposit
accounts.   This caused upward pressure on the Bank's cost of
funds, leading to higher interest expense.

        Management's strategy for 1998 is to attempt to match the funding of the expected loan growth and real estate refinancing with growth in core type deposits and advances from the Federal Home Loan Bank ("FHLB"). The Bank is a member of the Federal
Home Loan Bank system. This membership provides the Bank with a source of funds. Currently, the Bank has approximately $15 million of funds available, which have not been used. In order to grow core deposits, management will be pricing the desired deposit products aggressively, or looking at the funding options available from the FHLB. It is expected that this will cause upward pressure on the overall cost of the Bank's funds, depending upon the funding mix. This increase in cost of funds will be offset by the pricing of the loan products. In addition, some of the maturing securities portfolio will be used to fund this loan growth.

Capital Resources

        In recent years, the banking industry has seen tremendous growth in the capital base of the industry. This capital growth has reduced the risk that was so prevalent during the savings and loan crisis in the late 1980's. Capital adequacy is monitored closely by Company management, regulatory authorities and investors. Capital adequacy is a function of several items, including; asset quality, bank earnings performance, liquidity, dividends paid, and economic conditions. For the past five years, all of these items have improved for the Company, and as a result of that, the Company's capital places it among the top of its peer group.

        There are several key ratios used to monitor capital adequacy. These ratios are not impacted by the unrealized gains or losses, net of tax, on securities classified as available-for-sale. At December 31, 1997 this valuation allowance was $551 thousand, net of tax and is not considered part of the Company's capital for these calculations. The long standing measure for capital adequacy is the percent of shareholders' equity to total Company assets. At December 31, 1997, Wayne Bancorp, Inc., has a capital to asset ratio of 12.3% versus 11.7% in 1996.

        The other key ratios used in determining capital adequacy are used primarily by the bank regulators. These ratios are the risk-based capital ratio and the leverage capital ratio. Both of these calculations have minimum standards set by banking regulation. The risk-based capital ratio is based on risk adjusted Company assets. All of the Company's assets are assessed for risk and assigned a factor based on the risk inherent in the assets. All of these assets are then compared with the Company's adjusted capital. Capital accounts are adjusted for intangible assets and a portion of the reserve for loan losses. The minimum requirement under the risk-based capital standard is 8% with at least half of that being in core capital. Core capital or Tier 1 capital for Wayne Bancorp, Inc. consists of shareholders' equity less general intangibles and Tier 2 capital represents tier 1 capital plus a portion of the reserve for loan losses.

        At December 31, 1997, Wayne Bancorp, Inc. had total risk-based capital of 19.9% with a Tier 1 capital ratio of 18.7%. Both of these ratios are well above the minimum requirements. At
December 31, 1996, the Company had a total risk-based capital of 19.5% with a Tier 1 capital ratio of 18.3%.

        In addition to the risk-based capital ratio, the second primary measurement of the Company's capital adequacy is the leverage ratio.  This ratio is defined as Tier 1 capital in the numerator with average total company assets less general intangibles in the denominator.  The banking regulators require that
institutions maintain a minimum leverage ratio of 3%.   However,
 bank regulators will expect most banks to maintain leverage ratios in the 4-5% range. The Company's leverage ratios were 12.9% and 12.3% in 1997 and 1996.

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

        Cash dividends paid to shareholders of Wayne Bancorp, Inc. during 1997 were $1.65 million or $.42 per share. This compares with $1.46 million or $.37 per share in 1996 and $1.35 million or $.34 per share in 1995. Of the cash dividends paid in 1997, $290 thousand were reinvested by shareholders under the Company's dividend reinvestment plan.

Asset and Liability Management

The Company's primary market risk exposure is interest rate risk, and to a lesser extent, liquidity risk. Interest-rate risk is the risk that the Company's financial condition will be adversely affected due to movements in interest rates. The income of Financial institutions is primarily derived from the excess interest earned on investments over the interest paid on liabilities. This fundamental premise places extreme importance on monitoring and controlling interest rate risk.

There are several methods employed by the Company to monitor and control interest rate risk. One such method is through the use of a "GAP" analysis. The GAP is defined as the difference between the repricing of assets and liabilities within certain time periods. The repricing can occur due to changes in rates on variable rate products as well as maturities of assets and liabilities. A positive GAP, more assets repricing than liabilities, would benefit the Company in a rising rate environment whereas a negative GAP, more liabilities repricing than assets, would benefit the Company in a falling rate environment. The Company's Asset and Liability Management policy is to maintain a fairly neutral GAP position of -10% or +10% in both the short and long term periods. Another strategy used by the Company is to originate variable rate commercial loans that reprice with the prime rate. Currently over 50% of the commercial loan portfolio is in these types of loans. Further, the Company invests excess funds in highly liquid federal funds that mature and reprice on a daily basis. In addition to these federal funds the Company also maintains all of its securities in the available-for-sale portfolio to take advantage of interest rate swings and to maintain liquidity for loan funding and deposit withdrawals. Finally, the Company used the Federal Home Loan Bank during 1997 as an alternative funding source to deposits. The advances from the Federal Home Loan Bank are fixed rate notes used to fund fixed rate commercial loans. This approach fixes the spread on the assets and liabilities as well as matches repayment streams for liquidity.

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 1997, based on the information and assumptions set forth in the notes. The Company believes that the assumptions utilized are reasonable. For loans, securities, and liabilities with contractual maturities the table represents principal cash flows and the weighted average interest rate. For variable rate loans the contractual maturity and weighted interest rate was used with an explanatory footnote as to repricing periods. The liabilities without contractual maturities such as savings, nows, and money market accounts a decay rate was utilized to match their most likely withdrawal behavior.

(Dollars in Millions)       Principal/Notional Amount Maturing in:
                                 1998     1999     2000     2001       2002

Fixed-rate loans (1)            14,787   20,531   20,794   17,853     15,406
Average interest rate             8.46%    9.06%    9.55%    9.20%      9.22%
Variable-rate loans (1)(2)      42,404    3,254    8,702    2,367      5,328
Average interest rate             9.23%    9.22%    8.71%    9.07%      8.99%
Fixed-rate securities (1)       25,159   15,490   18,357   11,125      2,217
Average interest rate             6.12%    6.21%    6.29%    6.55%      6.81%
Other interest bearing assets(3) 5,000        0        0        0          0
Average interest rate             6.69%    0.00%    0.00%    0.00%      0.00%

                                                                     Fair
                                                                    Value
                                         Thereafter     Total      12/31/97

Fixed-rate loans (1)                      75,719       165,090
Average interest rate                       7.74%         8.49%
Variable rate loans (1)(2)                18,166        80,221
Average interest rate                       8.66%        9.00%
Fixed-rate securities (1)                 20,877        93,225      94,060
Average interest rate                       7.00%         6.43%
Other interest bearing assets (3)                        5,000       5,000
Average Interest rate

                                       Principal/Notional Amount Maturing In:
                                        1998     1999    2000    2001    2002
Rate-sensitive liabilities:
Non-interest bearing checking(4)        12,253   9,802   7,352   6,126  6,126
Average interest rate                     0.00%   0.00%   0.00%   0.00%  0.00%
Savings & interest bearing checking     22,442  22,442  16,832  16,832 11,221
Average interest rate                     2.73%   2.73%   2.73%   2.73%  2.73%
Time Deposits (1)                       83,411  16,283  18,474   3,307  5,822
Average interest rate                     5.23%   5.57%   6.14%   5.67%  5.98%
Fixed-rate borrowings(1)                    65      70      75      80    534
Average interest rate                     6.58%   6.58%   6.58%   6.58%  6.58%
Variable-rate borrowings (6)            23,139   1,543   1,543   1,543  1,543
Average interest rate                     4.78%   4.78%   4.78%   4.78%  4.78%

                                                                    Fair
                                                                    Value
                                          Thereafter      Total    12/31/97

Rate-sensitive liabilities:
Non-interest bearing checking (4)            7,352        49,010
Average interest rate                         0.00%         0.00%
Savings & interest bearing checking         22,442       112,210
Average interest rate                         2.73          2.73
Time deposits (1)                                0       127,297
Average interest rate                         0.00%         5.45%
Fixed-rate borrowings (1)                        0           824
Average interest rate                         0.00%         6.58%
Variable-rate borrowings (6)                 1,543        30,853
Average interest rate                         4.78%         4.78%


(1)  Assumes normal amortization based on contractual maturity and repayment.

(2) The Company's adjustable rate commercial loans and home equity loans are based on the prime rate of interest as stated in the Wall Street Journal and are subject to repricing when the prime rate is adjusted. The adjustable rate mortgage loans are based on the one-year constant maturity treasury index and are subject to annual repricing.

(3) The federal funds rate is subject to daily repricing and is that which is currently offed by the correspondent bank buying these short term overnight funds.

(4) Non interest bearing checking accounts assume a decay rate of 25%, 20%, and 15%, for the first three years respectively, 12.5% for each of years four and five with the remaining 15% being more than five years.

(5) Savings, NOW, and Money Market accounts assume a decay rate of 20% for years one and two, 15% for three and four, 10% for year five with the remaining
20% being more than five years.

(6) Repurchase agreements are subject to monthly repricing and are based on the prior months average discount rate for the 3-month treasury bill. Decay is assumed to be 75% in year one with 5% for the remain years and thereafter.

Liquidity

        Liquidity is the ability of the Bank to fund customer's needs for borrowings and deposit withdrawals. The purpose of liquidity management is to assure that there is sufficient cash flow to meet all of the financial commitments and to capitalize on opportunities for business expansion. This ability depends on the institution's financial strength, asset quality, and types of deposit and investment instruments offered by the Bank to its customers. The Company's primary source of liquidity is the daily federal funds sold and maturing investment securities.
 Other sources of liquidity include cash and due from banks, securities available-for-sale and maturing loans. At December
31, 1997, the Company had sold $5.0 million as excess daily federal funds. These funds are sold on a daily basis to one of the Bank's correspondent banks. At year end, the Company had securities with a total amortized cost of $23.7 million scheduled to mature within one year, and the entire portfolio is classified as available-for-sale.

        The adjustments to reconcile net income to net cash from operating activities are made up primarily of $ 794 thousand of depreciation and amortization and $180 thousand in provision for loan losses. These items represent expenses included in net income which did not represent a receipt or expenditure of cash.

        Cash flows from investing activities related mainly to changes in loans and investments. During 1997, the primary sources of cash through investing activities were sales and maturities of securities totaling $40.1 million. The uses of cash were $26.8 million of net new loans and $30.4 million of security purchases.

        Net cash from financing activities amounted to $10.6 million. The primary sources of cash from financing activities were increased deposits of $6.8 million, an increase in short-term borrowings of $4.7 million and Federal Home Loan Bank Advances, net of repayments, of $824 thousand . Payment of dividends and treasury stock purchases totaling $1.7 million were the primary uses from financing activities.

        The net result of these cash flows was a minimal decrease in cash and cash equivalents of $436 thousand from year end 1996 to 1997. Management is not aware of any trend or event that would cause the Company to have trouble meeting it current and projected cash needs.

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

Recent Accounting Developments

        SFAS No. 128, "Earnings Per Share," was adopted in 1997 and requires dual presentation of basic earnings per share (EPS) and diluted EPS for entities with complex capital structures. Basic EPS is computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share earnings such as stock options, warrants or other common stock equivalents. Adoption of SFAS
128 did not alter EPS data previously reported by the Company.

        SFAS No. 129, "Disclosure of Information about Capital Structure," became effective for the Company in 1997. SFAS 129 consolidated existing guidance relating to disclosure about a company's capital structure. SFAS 129 did not affect the Company's disclosures.

        Two additional pronouncements become effective for the Company in 1998. SFAS 130, "Reporting Comprehensive Income," and SFAS
131, "Disclosures about Segments of an Enterprise and Related
Information," each require selected additional disclosures in the Company's 1998 financial statements.

Pending Acquisition

        On October 13, 1997, the Company signed a Definitive Agreement ("the Agreement") calling for Chippewa Valley Bancshares,
("Chippewa") Rittman, Ohio to affiliate with the Company. Under the terms of the Agreement, the Company will issue between 981,837 and 1,023,737 shares of common stock for all of the outstanding shares of Chippewa. The transaction is believed to be a tax free exchange for Chippewa's shareholders. Chippewa has assets of $140.5 million and deposits of $121.3 million at December 31, 1997. Chippewa operates branches in northern Wayne County, southern Medina County and western Summit County.
Chippewa Valley Bank will become a wholly owned subsidiary of the Company and will operate as an autonomous financial services company. The Company's subsidiary, The Wayne County National
Bank and The Chippewa Valley Bank do not operate in the same markets, and therefore the Company does not anticipate closing any of Chippewa's offices. The transaction is subject to regulatory and shareholder approval from both companies and is expected to close early in April of 1998.


RETURN IN ENCLOSED ENVELOPE
WAYNE BANCORP, INC.

Proxy for Annual Meeting

PROXY

Know all men by these presents that I, the undersigned
Shareholder of Wayne Bancorp, Inc.,

Wooster, Ohio, do hereby nominate, constitute and appoint Lucille S. Houser, Doyle W.
McClaran and Wayne A. Zacour or any one of them (with full power to act alone), as my true and lawful attorney(s) with full power of substitution, for me and in my name, place and stead to vote all the Common Stock of said Corporation, standing in my name on its books on January 31, 1997 at the annual meeting of its Shareholders to be held at The Best Western Wooster Plaza at 243 East Liberty Street, Wooster, Ohio, on March 26, 1998 at 2:00 p.m., or any adjournments thereof with all the powers the undersigned would possess if, personally present, as follows:

1. Election of Directors

                                                       WITHHOLD AUTHORITY
                        FOR THE NOMINEE                TO VOTE FOR NOMINEE

    Gwenn E. Bull

    David L. Christopher

    Dennis B. Donahue

    Jeffrey E. Smith

2. To ratify the engagement of Crowe, Chizek & Company as the Independent Auditor.

                                FOR            AGAINST           ABSTAIN

3.  To amend the Articles of Incorporation of Wayne Bancorp,
Inc. to increase the authorized shares to 12,000,000.

                                FOR            AGAINST           ABSTAIN

4. Whatever other business may be brought before the meeting or any adjournment thereof. The
    Board of Directors at present knows of no other business to be presented by or on behalf of the
    Corporation or its Board of Directors at the meeting.

This Proxy confers authority to vote "FOR" each nominee and each proposition listed above unless "WITHHOLD," "AGAINST" or "ABSTAIN" is indicated. If any other business is presented at said meeting, this Proxy shall be voted in accordance with the recommendation of the Board of Directors.

The Board of Directors recommends a vote "FOR" each of the listed propositions. THIS PROXY IS SOLICITED ON BEHALF OF THE
BOARD OF DIRECTORS AND MAY BE REVOKED PRIOR TO ITS EXERCISE.

Number of shares owned:                 Dated __________________________, 1998

                                      _____________________________________

                                      _____________________________________

                                               Signature of Shareholder(s)

When signing as attorney, executor, administrator, trustee or guardian, please give full title.
If more than one trustee, all should sign. ALL joint owners must sign.

NOTICE OF ANNUAL STOCKHOLDERS' MEETING

TO BE HELD MARCH 26, 1998

TO THE HOLDERS OF COMMON SHARES:

     Notice is hereby given that pursuant to the call of its Directors, the annual meeting of Wayne
Bancorp, Inc. will be held at the Best Western Wooster Plaza 243 East Liberty Street, Wooster, Ohio on March 26, 1998 at 2:00 p.m., for the purpose of considering and voting upon the following matters as more fully described in the attached Proxy Statement dated February 26, 1998:

1. Election of Directors: To elect the four (4) directors listed in the attached Proxy Statement.

2. To ratify the engagement of Crowe, Chizek & Company as the independent auditors of the Company.

3.  To amend the Articles of Incorporation of Wayne Bancorp,
Inc. to increase the authorized shares to 12,000,000.

4. Taking action on any other matter which may be brought before said meeting or any adjournment thereof.

     Stockholders of record at the close of business on January
31, 1998 will be entitled to vote the number of shares held of record in their names on that date. The transfer books will not be closed. The date of this Notice is February 26, 1997.


                                           By Order of the Board of Directors

                                            Jimmy D. Vaughn, Secretary

PROXY STATEMENT

February 26, 1998

GENERAL

     This statement is furnished in connection with the solicitation of proxies to be used at the Annual Stockholders' Meeting of Wayne Bancorp, Inc., an Ohio 2:00 p.m. at the Best Western Wooster Plaza 243 East Liberty Street, Wooster, Ohio, or any adjournment thereof. A stockholder, without affecting any vote previously taken, may revoke his/her Proxy by giving notice to the Secretary of the Corporation (Jimmy D. Vaughn) in writing prior to 1:00 p.m., March 26, 1998; by a subsequently dated proxy; or by request for the return of the Proxy in person at the Annual Meeting. The presence at the meeting of the person appointing a Proxy, does not in and of itself revoke the appointment.

     This solicitation of proxies in the enclosed form is made on behalf of the Board of Directors of the Corporation.
     The cost of preparing, assembling and mailing the Proxy material and of reimbursing brokers, nominees, and fiduciaries for the out-of-pocket and clerical expenses of transmitting copies of the Proxy material to the beneficial owners of shares held of record by such persons will be borne by the Corporation. The Corporation does not intend to solicit proxies otherwise than by use of mail, but certain officers and regular employees of the Corporation or its subsidiary, without additional compensation, may use their personal efforts by telephone or otherwise to obtain proxies. The Proxy material is being first mailed to stockholders on approximately February 26, 1998.

VOTING SECURITIES

     As of January 31, 1998, the number of shares of common stock (there being no other class of stock) outstanding and entitled to vote at the Annual Stockholders' Meeting is 3,932,271 including 80,540 shares held by the Wayne County National Bank Trust Department as sole trustee which will be voted in the election of Directors. Only those stockholders of record at the close of business on January 31, 1998 shall be entitled to vote. At that date, there were 1,223 stockholders of record including individuals and corporations. There were 1,467,729 shares authorized but unissued and 3,119 shares held in Treasury at that date. Each share of stock is entitled to one vote on all matters to be considered at the meeting.

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

        Proposal 3, Amendment to the Articles of Incorporation will require the approval of stockholders owning a majority of all outstanding shares, whether or not such shares are voted in support of the particular proposal.

PROPOSAL 1

ELECTION OF DIRECTORS

     The Code of Regulations of Wayne Bancorp, Inc. provides that the number of Directors of the Corporation shall be twelve (12) (divided into three classes) unless changed by a two-thirds majority vote of the "Continuing Directors" (as defined in the Corporation's Code of Regulations), however, in no event shall the number of Directors elected be increased by greater than two positions in any one year. The Board of Directors has set the number of Directors to be elected at this annual meeting at four, with the four Directors serving until the 2001 Annual Meeting of Stockholders.

     The following persons have been nominated for election to serve as indicated or until their successors have been elected and have qualified. It is the intention of the persons named in the Proxy to vote for the election of the following four nominees to the Class of Directors serving until the 2001 Annual Meeting of Stockholders.


Name of Director   Principal Occupation for   Year First
                   the Past Five Years        Became Director           Age

Gwenn E. Bull      Controller, Legend Micro, I      1995                49
                   1997; builders of custom computers
                   for the mail order business.  Certified
                   Public Accountand, General Manager,
                   Croskey, Hostetler & Mapes, CPA
                   firm, 1985-1997.

David L. ChristopheChairman of the Board, Pres      1987                57
                   Chief Executive Officer, Wayne Bancorp,
                   Inc., Chairman of the Board, President &
                   CEO, Wayne County National Bank since
                   1990.  President Wayne National Corp.
                   since 1987.

Dennis B. Donahue  President and Chief Executi      1993                58
                   The Will-Burt Company, Inc. since 1995,
                   President, The Will-Burt Company
                   since 1991; machine fabrication and
                   assembly of multiline components and
                   equipment for various industries.

Jeffrey E. Smith   President, COFSCO Manufactu      1993                47
                   1997-1995; oil and gas equipment
                   supplier.  President, Smith Management
                   Inc., a personal holding company since 1995.

DIRECTORS CONTINUING IN OFFICE

     The persons named below are now serving as Directors of the Corporation for terms expiring at the Annual Meetings of Stockholders in 1999 and 2000.

Name of Director   Principal Occupation for   Year First
                   the Past Five Years        Became Director           Age

                        Terms Expiring at the Annual Meeting in 1999

James O. Basford   Retired Chairman, Buckeye        1990                66
                   Corrugated, Inc. since 1958;
                   corrugated container manufacturer.
                   Director United Telephone of Ohio
                   and Indiana.

John C. Johnston IIPartner with the law firm o      1996                48
                   Critchfield, Critchfield & Johnston
                   since 1978.

David E. Taylor    President, Taylor Agency In      1992                46
                   since 1987;  independent insurance

                        Terms Expiring at the Annual Meeting in 2000

Bala Venkataraman  President and Chief Executi      1995                53
                   Officer, Magni-Power Company,
                   since 1990;  metal fabrication and
                   parts manufacturer

B. Diane Gordon    Vice President of Finance,       1996                49
                   Corrugated, Inc., since 1990;
                   corrugated container manufacturer.

Darcy B. Pajak     President, F.J. Design sinc      1996                46
                   Vice President of Marketing, F.J.
                   Design 1993-1995; specialty
                   manufacturer of Wooster gift items.
                   Manager, Sears retail store, Wooster
                   Ohio 1988-1993.

Stephen L. Shapiro Chairman of the Board, Woos      1996                52
                   & Metal Company since 1996; metal
                   recycling company.  President and
                   CEO, Metalics Recycling Co. Since 1990.

    The business experience of each of the above-listed nominees and directors continuing in office during the past five years was that typical of a person engaged in the principal occupation listed. Unless otherwise indicated, each of the nominees has had the same position or another executive position with the same employer during the past five years.


       1 Year first became a Director indicates the year that such individual began serving as a
           Director of Wayne Bancorp, Inc., or if prior to the formation of Wayne Bancorp, Inc., in 1986, Wayne County National Bank.

       2 Appointed to the Board of Directors on September 18,
1996 upon vote of the Board of
        Directors as provided in the Code of Regulations of the Corporation.

PROPOSAL 2

RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS

     The Audit Committee and Board of Directors of Wayne
Bancorp, Inc. and Wayne County
National Bank engaged Crowe, Chizek & Company to serve as the independent auditors for the
Corporation and the Bank during 1997.

     It is the intention of the Audit Committee and Board of Directors of Wayne Bancorp, Inc. and
Wayne County National Bank to engage Crowe, Chizek & Company as the independent auditors to audit the financial statements of the Corporation and the Bank for 1998 (subject to ratification by the stockholders of Wayne Bancorp, Inc.) The Audit Committee and the Board of Directors recommend that the stockholders vote "FOR" ratification of the employment of the independent auditors.

     Representatives of Crowe, Chizek & Company are expected to be present at the Annual Meeting and will have an opportunity to make a statement if they so desire and will be available to respond to appropriate questions.

                                        PROPOSAL 3

PROPOSAL TO AMEND THE ARTICLES OF INCORPORATION
TO INCREASE THE NUMBER OF AUTHORIZED SHARES TO 12,000,000

     The Board of Directors has voted to recommend an amendment to the Articles of
Incorporation to increase the number of authorized shares from 5,400,000 to 12,000,000. The form of the amendment 3 attached hereto as Exhibit A. As of January 31, 1998, the Corporation had outstanding 3,935,000 shares of the 5,400,000 and plans to issue as many as 1,002,000 in connection with the acquisition of Chippewa Valley Bancshares ("Chippewa"). The Board believes that the increase in authorized shares will grant it flexibility in utilizing authorized but unissued shares for general corporate purposes. These purposes could include certain shareholder enhancements such as the five percent stock dividend which was implemented in the fourth quarter of 1992, 1994 and 1996 or the stock split which was effective June 30, 1996. Such an amendment would also grant the Board authority for the issuance of shares in connection with the raising of additional capital or acquisition of an existing bank, bank holding company or other financial institution. While the Corporation has no specific plans in regard to the issuance of additional shares concerning any sale of stock or acquisition except for the Chippewa transaction, having available authorized but unissued shares would allow the Board of Directors to act expeditiously in accomplishing any such goals should the Board deem it appropriate. The increase in the authorized shares will grant to the Board the ability to issue additional shares without further shareholder approval and would have the result of diluting the ownership percentage of current stockholders as the Corporation's Articles of Incorporation do not provide for preemptive rights.

     Holders of common shares are entitled to dividends when, as and if declared by the Company's Board of Directors out of funds legally available therefore. Exclusive voting rights are vested in holders of the common shares, each share being entitled to one vote. Holders of common shares do not have cumulative voting rights in electing directors.

     The Company is an Ohio chartered corporation and as an "issuing public corporation" under the laws of Ohio, is subject to the provisions of the Ohio Control Share Acquisition Statute.
 Pursuant to this statute, the purchase of certain levels of voting power of the Company can be made only with the authorization of at least a majority of the total voting power of the Company and a separate prior authorization of the holders of at least a majority of the voting power held by shareholders other than interested persons. This law has the effect of deterring certain potential acquisitions of the Company which might be beneficial to shareholders. Further, federal law requires approval of the Board of Governors of the Federal Reserve System before any person or company acquires control of a bank holding company such as the Company.

     In addition, the Company's Amended and Restated Articles of Incorporation ("Articles") provide certain procedures which must be followed before the Company may enter into a "Business Combination" with an "Interested Shareholder." Such transactions require the approval of 80% of the outstanding shares unless first approved by the majority of the Board of Directors not affiliated with the Interested Shareholder. The Articles also require the approval of 66 2/3 percent of the outstanding shares or the payment of a "fair price" (as defined in the Articles) for any shares unless approved by the unaffiliated Directors.

     The availability of the authorized and unissued common shares of the Company to be issued into friendly hands with the purpose of diluting a potential acquirer's ownership of the Company may also be determined to have and antitakeover effect. The Company also has a classified Board of Directors which divides the Board into three classes with each Director elected for a three year term every three years, and a supermajority removal provision for Directors. The Company's Articles and Code of Regulations currently contain no other provisions that were intended to be or could fairly be considered as antitakeover in nature or effect. The Board of Directors has no present intention to amend the Articles to add any antitakeover provisions, nor are the above described provisions the result of Management's knowledge of any effort to obtain control of the Company by any means.

     The affirmative vote of the holders of at least a majority of the outstanding stock of the Corporation is required to adopt Proposal 3. THE BOARD OF DIRECTORS UNANIMOUSLY APPROVES AND RECOMMENDS TO SHAREHOLDERS THE ADOPTION OF PROPOSAL 3 PROVIDING FOR THE INCREASE OF THE AUTHORIZED SHARES TO 12,000,000.

THE FOLLOWING TABLE IS A SUMMARY OF
COMMON STOCK OWNERSHIP OF SENIOR MANAGEMENT
AND THE BOARD OF DIRECTORS
                                                         Percent of
                            Amount and Nature of         Common Stock
Name of Beneficial Owner    Beneficial Ownership         Ownership (1)


James O. Basford               1,393 shares                  0.04%
Gwenn E. Bull                    630 shares                  0.02%
David L. Christopher          61,332 shares (2)              1.56%
Dennis B. Donahue                947 shares                  0.02%
B. Diane Gordon                  705 shares (3)              0.02%
John C. Johnston III           1,071 shares (4)              0.03%
Darcy B. Pajak                   328 shares                  0.01%
Stephen L. Shapiro             2,005 shares (5)              0.05%
Jeffrey E. Smith               4,168 shares (6)              0.11%
David E. Taylor                2,308 shares                  0.06%
Bala Venkataraman              2,710 shares (7)              0.07%
David P. Boyle                 1,466 shares (8)              0.04%
F. Bill Damron                 7,710 shares (9)              0.20%
Stephen E. Kitchen            10,318 shares (10)             0.26%
Jimmy D. Vaughn                8,281 shares (11)             0.21%

Directors and Executive Officers of
     the Corporation/Bank as 106,545 shares (12)             2.71%




         The calculation of percent of common stock ownership is based on total outstanding shares of 3,921,210 shares and calculated as of January 31, 1998.

         49,652 shares are held in trust for Mr. Christopher and 7,056 shares are owned by spouse.

         705 shares are held for Mrs.Gordon in "street name".

         971 shares are held for Mr. Johnston in "street name".

         2,000 shares are held for Mr. Shapiro in "street name".

         900 shares owned by Mr. Smith's minor children.

          7,067 shares are held for Mr. Venkataraman in "street name".

         1,466 shares are held in trust for Mr. Boyle, Executive Vice President and Chief
                 Financial Officer.

         4,520 shares are held in trust for Mr. Damron, Sr.
         Executive Vice President and Chief
                 Loan Officer.

         4,277 shares are held in trust for Mr. Kitchen, Executive Vice President and Senior Trust Officer.

         5,663 shares are held in trust for Mr. Vaughn, Executive Vice President Operations and Data Processing of Wayne County National Bank and Secretary of the Corporation.

         Additional shares are held by Park National Bank and Trust (for the Wayne County National Bank Salaried Employees
         ESOP) which have not been allocated among the salaried officers and employees.

                 * Denotes participation in the Wayne County National Bank Deferred Compensation
                    Plan as described herein.



SECURITY OWNERSHIP OF COMMON STOCK IN EXCESS OF FIVE PERCENT OF
OUTSTANDING SHARES

        Listed in the following tables are the beneficial owners as of January 31, 1998 of more than five percent of the Corporation's outstanding common stock who are known to the Corporation.



Title of Name & Address of  Amount & Nature ofPercent of Common
Class    Beneficial Owner   Beneficial OwnershStock Ownership (1)


Common   Raymond E. Dix      205,409 (2)(3)         5.23%
                             P.O. Drawer D
                             Wooster, OH  44691

Common   Wayco & Co          585,797 (4)           14.91%
                             P.O. Box 757
                             Wooster, OH  44691



(1) The calculation of percent of ownership is based on the total outstanding shares at January 31, 1998 of 3,921,210 shares.

(2)      Includes 133,023 shares held by the Dix Family Trust of
         which Mr. Dix has sole voting           power.  Mr. Dix disclaims
         beneficial ownership in 88,682 of these shares.

(3) Includes 72,386 shares held by the Raymond E. Dix Trust which is for the sole benefit of Mr. Dix; and 7,173 shares held by the spouse of Mr. Dix.

(4)      Wayco & Co. is a partnership formed for the purpose of
         holding legal title, as nominee, to
                 securities designated by the Wayne County National Bank with respect to the business of
                 its Trust Department.   It holds 46,436 shares (1.19 percent of
         the total number of shares
                 outstanding) as sole trustee and 303,950 shares (7.75 percent of the total number of shares outstanding) as trustee subject to revocable trusts.

THE BOARD OF DIRECTORS AND DIRECTORS COMPENSATION

     The membership of the Board of Directors of Wayne Bancorp, Inc. and Wayne County
National Bank are identical. The Board of Directors of Wayne Bancorp, Inc. held 17 meetings in 1997 and the Board of Directors of Wayne County National Bank held 16 meetings in 1997. All Directors except Mr. Shapiro attended at least 75 percent of the meetings held by the Board of Directors of Wayne Bancorp, Inc.; the Board of Directors of Wayne County National Bank; and Wayne Bancorp, Inc. and Wayne County National Bank Board of Directors' committees. All Directors are entitled to receive $900 per month as a fee for serving on the Board of Directors of both Wayne County National Bank and Wayne Bancorp, Inc., whether or not they attend the meeting of the Board of Directors for that particular month.

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


BOARD OF DIRECTORS' COMMITTEES

     The membership on the Board of Directors' Committees for Wayne Bancorp, Inc. and Wayne
County National Bank are identical.

Audit Committee: The Audit Committee was composed of Mrs. Gwenn
Bull,  and Messrs.
Basford, Gordon, Smith, and Taylor. The Audit Committee met 10 times in 1997. The function of the Audit committee is to:
   1. Recommend the engagement of the independent auditors,
review the fee arrangement and          the scope of the audit;

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

   4. Conduct pre- and post-audit conferences with the independent auditor, Crowe, Chizek &
        Company; and

   5. Recommend any changes in audit procedures

Nominating Committee: Members of he Board of Directors who are not being considered for re-election serve as a committee to nominate stockholders to serve on the Board of Directors. This committee met once in 1997 to nominate shareholders to serve on the Board of Directors until the 2001 Annual Meeting. The committee will consider nominees recommended by stockholders. Any stockholder desiring to submit any such recommendation should send the name, age, biographical information, and additional information required pursuant to the Code of Regulations of Wayne Bancorp, Inc. (A copy of which may be obtained from the President) concerning a proposed nominee to the President of the Corporation at 112 West Liberty Street, P.O. Box 757, Wooster, Ohio 44691.



Compensation/Employee Benefit Committee: The
Compensation/Employee Benefit Committee

was composed of Messrs. Donahue, Johnston, Shapiro, Smith, Taylor and Venkataraman. This committee met five times in 1997.
  The function of this committee is to review and recommend personnel policies, general wage policies and fringe benefits. Please see the portion of this Proxy Statement entitled "EXECUTIVE COMPENSATION AND OTHER INFORMATION" for a discussion of the Committee's report on compensation issues.

THE FOLLOWING PERSONS ARE THE EXECUTIVE OFFICERS OF THE
CORPORATION

     Name               Age

David L. Christopher     57 Chairman of the Board, President and Chief
                            Executive Officer, Wayne Bancorp, Inc., and
                            Chairman of the Board, President and Chief
                            Executive Officer, Wayne County National
                            Bank since 1990;  President, Wayne National
                            Corporation since 1987.

David P. Boyle           34 Executive Vice President and Chief Financial
                            Officer, Wayne County National Bank since 1997; Senior Vice President and Chief Financial Officer, Wayne County National Bank since 1996; Vice President and Controller, Wayne County National Bank 1991-1995; Vice President and Treasurer, Wayne National Corporation since 1991.

F. Bill Damron           59 Senior Executive Vice President and Chief Loan
                            Officer, Wayne County National Bank since 1987.

Stephen E. Kitchen       46 Executive Vice President and Senior Trust Officer,
                            Wayne County National Bank since 1988.

Jimmy D. Vaughn          56 Executive Vice President, Operations and Data
                            Processing, Wayne County National Bank since
                            1987; Secretary and Treasurer, Wayne Bancorp, Inc., since 1992.

EXECUTIVE COMPENSATION AND OTHER INFORMATION
Summary of Cash and Certain Other Compensation

     The following table provides certain summary information concerning compensation paid or accrued by the Corporation and its subsidiaries to or on behalf of the Corporation's Chief
Executive Officer and other Executive Officers whose compensation exceeded $100,000 in 1997, for the fiscal years ended December 31, 1995, 1996, and 1997:

                        SUMMARY COMPENSATION TABLE

                                            Annual Compensation
Name and  Principal                           Other Annual        All Other
 Position              Year  Salary ($Bonus($) Compensation ($)(2) Compensation

David L. Christopher   1997 $190,215  $95,545     $3,150           $18,974
Chairman of the Board,
President and Chief    1996  180,750   82,129      4,522            18,823
Executive Officer,
Wayne Bancorp, Inc.    1995  166,185   56,858      3,608            18,752
and Wayne County
National Bank

David P. Boyle         1997  $80,667  $43,841     $1,976           $11,389
Executive Vice President
and Chief Financial    1996   70,375   34,429                        9,026
Officer, Wayne County
National Bank, Vice    1995   55,339   19,990                        6,296
President and Treasurer
Wayne National Corporation

F. Bill Damron         1997 $104,663  $56,580       $335           $17,064
Vice President, Wayne
Bancorp, Inc., Seni    1996  100,475   49,058                       15,930
Executive Vice President
and Chief Loan Offi    1995   95,866   34,590                       11,222
Wayne County National Bank

Stephen E. Kitchen     1997  $81,110  $43,840                      $13,332
Executive Vice
President and          1996   78,000   38,038                       12,557
Senior Trust Officer,
Wayne County           1995   75,002   24,336                        9,022
National Bank

Jimmy D. Vaughn        1997  $81,092  $43,917     $3,313           $13,724
Secretary and
Treasurer, Wayne       1996   78,000   38,114      2,276            12,986
Bancorp, Inc.,
Executive Vice         1995   75,175   27,382      1,904             9,278
President, Operations
Data Processing,
Wayne County National Bank
       1 Profit Sharing bonus paid in cash and incentive compensation as explained herein.

       2 Comprised of reimbursement of 20 percent of the cost to purchase up to 500 shares of

        Wayne Bancorp, Inc. stock and incentive under the trust referral program.

     3 Represents equal annual contributions to Profit Sharing
and ESOP Plans of the Wayne             County National Bank.

Report of the Compensation Committee

     Under rules established by the Securities and Exchange Commission (the "SEC"), the
Corporation is required to provide certain data and information in regard to the compensation and benefits provided to the Corporation's Chairman and Chief Executive Officer and, if applicable, the four other most highly compensated executive officers, whose aggregate compensation exceeded $100,000 during the Corporation's fiscal year. The disclosure requirements, as applied to the Corporation, included the Corporation's President and Chief Executive Officer (the "CEO"), the Executive Vice President and Chief Financial Officer, the Sr. Executive Vice President and Chief Loan Officer, Executive Vice President and Senior Trust Officer, and Executive Vice President and Operations Data Processing and include the use of tables and a report explaining the rationale and considerations that led to fundamental executive compensation decisions affecting these individuals. The Corporation is a holding company and owns one significant operating subsidiary, Wayne County National Bank. The Corporation has no direct employees. All disclosures contained in this Proxy Statement regarding executive compensation relate to the compensation paid by Wayne County National Bank. The Compensation Committee of the Corporation and Wayne County National Bank (which are identical) (the "Committee") has the responsibility of determining the compensation policy and practices and making recommendations to the full Board with respect to specific compensation of the CEO and other executive officers. At the direction of the Board of Directors, the Committee has prepared this report for inclusion in this Proxy Statement.

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

Base Salaries

     On January 18, 1997 the Committee met to review and approve amendments to the compensation for all management. David L. Christopher, President and Chief Executive Officer of the Corporation was present at the meeting to present his views in regard to management and other salaried and hourly employees, but was not present at the point-in-time that his compensation was discussed by the Committee. Compensation decisions are made after review of performance of executive officers in relation to the goals of the Company. At the meeting on

January 18, 1997, the Committee proposed a base salary commencing February 1, 1997 for Mr. Christopher of $180,180, for Mr. Boyle of $81,500, for Mr. Damron of $104,750, for Mr. Kitchen of $81,120, and for Mr. Vaughn of $81,100 which were approved by the Board of Directors. The salaries were a result of a review of the four specific surveys regarding peers of the Corporation and Wayne County National Bank including the following:

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

     The Committee reviewed all four of these studies and blended the results to determine average compensation for various positions including that of President and Chief Executive Officer, Chief Financial Officer, Chief Loan Officer, Senior Trust Officer, and Head of Operations. The Committee then set a range of between 75 percent and 125 percent of the average in order to determine the salary for Mr. Christopher, Mr. Boyle, Mr. Damron, Mr. Kitchen, and Mr. Vaughn. The base salaries determined for Mr. Christopher, Mr. Boyle, Mr. Damron, Mr. Kitchen, and Mr. Vaughn represented 113, 99, 117, 105 and 96 percent respectively of the average of the above-referenced surveys. The Compensation Committee believes such salaries are justified based upon the performance of the Company and the Bank relative to its peers.

     The survey results mentioned above are also utilized to set salaries for the other management, salaried and hourly employees of Wayne County National Bank.

     In addition to the base salaries described above, the executive officers of the Company participate in the Profit Sharing and ESOP Plans with all other salaried employees. The five named executive officers and three additional senior management persons of the Company and the Bank participate in the "Senior Officer Incentive Compensation Plan." Under this plan, which was adopted in 1994, payments are made to such officers only if the net operating profit of the Bank exceeds 14% of total operating income. In determining the bonus to be paid, a sliding scale is used to determine the total bonus pool available and individual bonuses are calculated based upon the person's salary relative to the total of those participating in the plan. The aggregate amount paid under the plan in 1997 was approximately $293,000. The amounts received under the plan by the listed executive officers are included in the compensation table set forth above.

Submitted by the Compensation Committee

       Dennis B. Donahue       John C. Johnston, III   Stephen L. Shapiro

       Jeffrey E. Smith        David E. Taylor         Bala Venkataraman

     The following represents a comparison of return on an investment in the Corporation, Standard and Poors 500 and a peer group composed of major regional banks and bank holding companies.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN* AMONG WAYNE
BANCORP, INC., S&P 500 INDEX AND S&P MAJOR REGIONAL BANK INDEX
FOR FISCAL YEAR ENDING DECEMBER 31

                      1992    1993    1994        1995     1996     1997

Wayne Bancorp, Inc. $100.00  $150.90  $170.72    $208.89  $303.71  $491.51

S&P 500 Index       $100.00  $110.08  $111.53    $153.45  $188.68  $251.63

S&P Major Regional
Bank Index          $100.00  $106.02  $100.35    $157.99  $215.89  $324.62

Assumes $100 invested on January 1, 1993 in Wayne Bancorp, Inc.
Common Stock, S&P 500

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

     Based solely on a review of the copies of forms 3, 4 and 5, and amendments thereto furnished to the Corporation, or representations that no Form 5's were required, the Corporation believes that during 1997 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

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

        Mr. John C. Johnston III is a partner with, the law firm of
Critchfield, Critchfield and            Johnston. The firm was paid
$15,077 by Wayne County National Bank in 1997 for legal
                services.  The Corporation believes the terms of all such
transactions were as favorable as       could have been obtained from
unaffiliated parties.

     Some of the Directors, Officers, and greater than 5% stockholders of Wayne Bancorp, Inc., their immediate families and companies with which they are associated were customers of, and had banking transactions with, the Wayne County National Bank in the ordinary course of the
Bank's business from the beginning of fiscal year 1997 to present. All loans and commitments to loans included in such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and in the opinion of the management of the Bank do not involve more than a normal risk of collectibility or present other unfavorable features.

OTHER BUSINESS

     If any other business is brought before the meeting, your vote will be made by your Proxy or may be revoked by you prior to its exercise. Management at present knows of no other business to be presented.

PROPOSALS FOR 1998 MEETING

     A stockholder who desires to have a proposal printed in the 1998 Proxy Statement must submit that proposal no later than October 29, 1998. The proposal should be mailed to the Chairman of Wayne Bancorp, Inc., P.O. Box 757, Wooster, Ohio 44691.


                                          By Order of the Board of Directors


Dated: February 26, 1998                  Jimmy D. Vaughn, Secretary