Form 10-Q
period 1998-03-31
WAYNE BANCORP INC /OH/
filed 1998-05-13
CIK 788134

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                FORM 10-Q

(Mark One)

      __X___ QUARTERLY REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      _____  TRANSITION REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             Commission file num        014612

                      WAYNE BANCORP, INC
             (Exact name of registrant as specified in its charter)

               OHIO                           34-1516142
             (State or other jurisdiction of  (IRS Employer Identification
             incorporation or organization)   Number)

             112 West Liberty Street
                        P.O. Box 757
             Wooster, Ohio  44691                     44691
             (Address of Principal            (Zip Code)
              Executive Offices)

             Registrant's telephone number, including area code: (330) 264-1222

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:

Yes__X__       No_____


Number of shares of Common Stock, Stated Value $1.00 per Share, issued and
outstanding at   April 30, 1998, the latest practicable date:    4,917,219


                          INDEX

                        WAYNE BANCORP, INC.
                        FORM 10-Q

              For the Quarter Ended March 31, 1998

PART I.    FINANCIAL INFORMATION                               PAGE NO.

Item I.   Financial Statements  (Unaudited)

             Consolidated Balance Sheets....................      1

             Consolidated Statements of Income
                      and Comprehensive Income..............      2

             Consolidated Statements of Cash Flows..........      3

             Notes to Consolidated Financial Statements.....     4,5


Item II.   Management's discussion and analysis of financial
                  condition and results of operations.......   6,7,8,9

Item III.   Quantitative and Qualitative Disclosures about
                   Market Risk.................................  10

PART II.   OTHER INFORMATION................................     11

SIGNATURES..................................................     12



PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS

             CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
(In thousands of dollars)                        March 31,      December 31,
                                                   1998                 1997
                                              -----------------------------
ASSETS
Cash and Due From Banks.......................      $19,461        $23,306
Federal Funds Sold............................       18,655          7,785
                                              -----------------------------
             Total Cash and Cash Equivalents..       38,116         31,091

Securities Available-for-Sale  ...............      141,724        141,922

Loans   ......................................      318,717        324,442
             Allowance for Loan Losses........       (4,998)        (4,923)
                                              -----------------------------
             Net Loans........................      313,719        319,519

Premises and Equipment........................        8,987          8,923
Accrued interest receivable and other assets..        8,097          6,926
                                              -----------------------------
TOTAL ASSETS..................................     $510,643       $508,381
                                              =============================
LIABILITIES
Deposits
     Interest Bearing.........................     $354,698       $347,898
     Non-Interest Bearing.....................       57,514         61,967
                                              -----------------------------
             Total Deposits...................      412,212        409,865

Securities Sold Under Agreements..............       36,459         37,503
Other Liabilities.............................        5,239          5,203
                                              -----------------------------
             Total Liabilities................      453,910        452,571

SHAREHOLDERS' EQUITY
Common Stock, Stated Value $1.................        4,917          4,917
  Shares Authorized 12,000,000 in 1998
                     5,400,000 in 1997
  Shares outstanding - 4,917,203 in 1998
                       4,916,933 in 1997
Paid In Capital...............................       13,021         13,021
Retained Earnings.............................       38,632         37,347
Treasury Stock................................         (535)          (173)
Unrealized gain on Securities Available-for-Sale        698            698
                                              -----------------------------
             Total Shareholders' Equity.......       56,733         55,810
                                              -----------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....     $510,643       $508,381
                                              =============================

See Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                          (Unaudited)
                                                       Three Months Ended
                                                            March 31,
                                                       1998           1997
                                              -----------------------------
INTEREST INCOME:

Interest and Fees on Loans....................       $7,175         $6,393
Interest and Dividends on Securities:
     Taxable..................................        1,694          1,849
     Nontaxable...............................          370            388
Other Interest Income.........................          155             81
                                              -----------------------------
             Total Interest Income............        9,394          8,711

INTEREST EXPENSE:

Interest on Deposits..........................        3,636          3,374
Interest on Repurchase Agreements.............          389            336
Interest on Other Borrowed Funds..............           24             20
                                              -----------------------------
             Total Interest Expense...........        4,049          3,730

NET INTEREST INCOME...........................        5,345          4,981
Provision for Loan Losses.....................           60            227
                                              -----------------------------
NET INTEREST INCOME AFTER PROVISION
             FOR LOAN LOSSES..................        5,285          4,754

OTHER INCOME:

Service Charges on Deposits...................          413            413
Income from Fiduciary Activities..............          300            270
Other Non-Interest Income.....................           97            148
Gain (Loss) on Security Sales.................                          (7)
                                              -----------------------------
             Total Other Income...............          810            824

OTHER EXPENSES:

Salaries and Employee Benefits................        1,910          1,843
Occupancy and Equipment.......................          455            423
Other Non-Interest Expenses...................        1,262          1,337
                                              -----------------------------
             Total Other Expense..............        3,627          3,603

INCOME BEFORE INCOME TAX EXPENSE..............        2,468          1,975

INCOME TAX EXPENSE............................          751            666
                                              -----------------------------
NET INCOME....................................        1,717          1,309
                                              =============================
Other Comprehensive Income, net of tax
Unrealized gain/(loss) on available-for-sale
securities arising during the period......                            (526)
Reclassification adjustment for amounts realized
on securities sales included in net income                               7
                                              -----------------------------
COMPREHENSIVE INCOME..........................       $1,717           $790
                                              =============================
NET INCOME PER SHARE                                  $0.35          $0.27
DIVIDENDS PER SHARE                                   $0.09          $0.08

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                 Three Months Ended
                                                      March 31,
                                                       1998           1997
---------------------------------------------------------------------------
OPERATING ACTIVITIES

Net Income....................................       $1,717         $1,309
Adjustments to reconcile net income to net cash
   provided by operating activities:
       Provision for loan losses..............           60            227
       Depreciation and amortiza..............          328            297
       Amortization of security  premiums
             and discounts...................            20              8
       Increase in interest receivable........         (448)          (506)
      Decrease in interest payable............         (148)          (116)
      Other, (net) ...........................         (505)            40
                                              -----------------------------
Net Cash Provided by Operating Activities.....        1,024          1,259

INVESTING ACTIVITIES

Purchase of securities  available-for-sale....      (10,211)        (9,827)
Proceeds from matured securities
         available-for-sale ..................       10,388         18,686
Proceeds from sale of securities
         available-for-sale...................            0          1,022
Net increase (decrease) in loans and leases...        5,554         (8,480)
Purchase of premises and equipment............         (313)          (132)
                                              -----------------------------
Net cash provided by investing activities.....        5,418          1,269

FINANCING ACTIVITIES

Net increase (decrease) in depos..............        2,347        (13,179)
Net increase (decrease) in
          repurchase agreements...............       (1,044)         4,344
Cash dividends................................         (431)          (393)
Cash dividends reinvested.....................           73              0
(Increase)decrease in treasury stock..........         (362)           (29)
                                              -----------------------------
Net cash (used) by financing activities.......          583         (9,257)

Decrease in cash and cash equivalents.........        7,025         (6,729)
Cash and cash equivalents at beginning of peri       31,091         28,369
                                              -----------------------------
Cash and cash equivalents at end of period....      $38,116        $21,640
                                              =============================

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

     The consolidated financial statements include the accounts of Wayne Bancorp, Inc. (the Company, and its wholly-owned subsidiaries Wayne County National Bank (Wayne) and the Chippewa Valley Bank (Chippewa). The financial statements of Wayne include the accounts of its wholly-owned subsidiary, Wayne National Company. All significant intercompany transactions have been eliminated.

     On March 31, 1998, the Company acquired all of the outstanding shares of Chippewa Valley Bancshares, Inc., parent company of The Chippewa Valley Bank. Shareholders of Chippewa received
     2.1916 shares of the Company's common stock for each share of Chippewa stock owned. The transaction was accounted for as a pooling of interests, where the historical carrying values of Chippewa's assets were carried forward to the consolidated financial statements, without change. All prior financial information has been restated to conform to the current financial statement presentation.

     Under a new accounting standard adopted on January 1, 1998, Statement of Financial Accounting Standards ("SFAS") No. 130,
    "Reporting Comprehensive Income," comprehensive income is reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available for sale.

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

     There were no security sales during the first quarter of 1998.    During
     the three months ended March 31, 1997, the proceeds from the sale of securities available-for-sale were $1,021,781 with gross realized losses of $7 thousand included in earnings.


     Summary of Amortized Cost and Fair Values of Securities Available-for-sale:


                                      March 31, 1998
                      Amortized    Gross Unrealized Gross Unrealized Fair
                           Cost         Gains         Losses        Value
                      -----------------------------------------------------
U.S. Treasury.........        $28,542    $191           ($4)       $28,729
Federal Agency Obligations..   34,752     159           (46)        34,865
Federal Agency Pools..         25,505     182           (33)        25,654
Obligations of states and
  political subdivisio         29,229     445           (23)        29,651
Corporate Obligations.         20,421      22           (32)        20,411
Other securities......          2,216     203            (5)         2,414
                       ----------------------------------------------------
                             $140,665  $1,202         ($143)      $141,724
                       ====================================================

                                    December 31, 1997
                      Amortized Gross Unrealized  Gross Unrealized  Fair
                           Cost        Gains         Losse         Value
                      -----------------------------------------------------
U.S. Treasury.........        $29,832    $205           ($9)       $30,028
Federal Agency Obligations     28,657     173           (31)        28,799
Federal Agency Pools..         27,533     176           (48)        27,661
Obligations of states and
  political subdivisio         26,627     463           (10)        27,080
Corporate Obligations.         25,888      23           (59)        25,852
Other securities......          2,326     178            (2)         2,502
                      -----------------------------------------------------
                             $140,863  $1,218         ($159)      $141,922
                      =====================================================

3.   Loans:
     Loans are comprised of the following:

                                  March 31,    December 31,
                                     1998          1997
                                ----------------------------
Commercial loans................     $115,355      $124,913
Real Estate loans...............      137,412       132,445
Installment loans...............       51,271        52,332
Lease Financing.................        3,216         3,317
Home Equity loans...............       10,839        10,651
Credit Card.....................          522           593
Other loans.....................          102           191
                                ----------------------------
             Total..............     $318,717      $324,442
                                ============================

     The Company had approximately $3.7 million in one to four family residential real estate mortgage loans included in real estate loans above which are classified as held for sale at March 31, 1998. These loans are recorded at the lower of cost or market in the aggregate. There were no loans classified as held for sale at December 31, 1997.

4.   Per Share Data:
     Per share data is calculated based on 4,904,862 average common shares outstanding for 1998 and 4,913,784 for 1997. All per share data has been adjusted to reflect stock splits and dividends where applicable.


ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION  AND RESULTS OF OPERATIONS:

        The main objectives of asset/liability management are to provide adequate liquidity and to minimize interest rate risk. Liquidity is the ability to meet cash flow needs, which in the banking industry, refers to the Company's ability to fund customer borrowing needs as well as deposit withdrawals. The Company's primary source of liquidity is the daily Federal Funds Sold and Securities available-for-sale. In addition, other assets such as Cash and Due From Banks and maturing loans also provide additional sources of liquidity. At March 31, 1998, the amount of Cash and due from banks and securities and loans with scheduled maturities within the next three months was $98 million. The Company continues to keep a balance between short and long-term investments and securities that will provide adequate liquidity and simultaneously maximize earnings. Based on the Company's capital position, profitability and reputation, the available liquidity sources are considered adequate to meet the current and projected needs of the Company.

Capital__

        The Company's capital adequacy is a primary concern in our industry today and is measured by several key ratios. A long standing measure of capital adequacy is the percentage of shareholders' equity to total assets. At March 31, 1998, the Company's equity-to-asset ratio adjusted by the impact of FAS
#115 was 11.0% compared to 10.8% at December 31, 1997.
Regulators of the banking industry focus primarily on two other measurements of capital - the risk based capital ratio and the leverage ratio. The risk based capital ratio consists of a numerator of allowable capital components and a denominator of an accumulation of risk weighted assets. With a significant portion of the Company's investment securities portfolio in government related low risk categories and a fair amount of the loan portfolio in one to four family mortgage loans with a 50% risk assessment, the risk based capital ratio is 18.9% at March 31, 1998, and 18.6% at December 31, 1997.

        The regulators require a minimum leverage capital ratio above 3%. They will expect most banks to maintain leverage ratios in the 4-5% range. The leverage ratio is calculated as equity capital less certain intangible assets divided by total assets less the same intangible assets. At March 31, 1998, and December 31, 1997, the ratios were 10.9% and 10.6% respectively.

     The Company's deposit insurance premiums which are paid to the Federal Deposit Insurance Corporation are based on these capital ratios. The FDIC considers a bank "adequately capitalized" if the capital ratios are: Total equity 8% Tier 1 risk based capital of 4% and a leverage ratio of 4%. The FDIC considers a bank "well capitalized" with comparable capital ratios of 10%, 6% and 5%. The Company is considered "well capitalized", and therefore is subject to the lowest deposit insurance premiums available.

Financial_Condition__

        The total assets of the Company increased by $2.3 million or .4% from December 31, 1997 to March 31, 1998. This increase was primarily due to temporary funds deposited by retail customers at December 31,
1997 and not withdrawn by March 31, 1998.   Total loans have decreased
$5.7 million for the first three months on 1998 due to the payoff of two large commercial loans in early February that amounted to over $11 million. These payoffs were not within management's control, and management does not feel that this is a trend in the commercial lending area.

The mortgage lending area has experienced growth of $5 million in the first quarter of 1998 due to favorable interest rates on these types of loans. Management feels that the mortgage portfolio is at a point where it represents an increased amount of interest rate risk to the Company's balance sheet. Because of this increased risk, and the thought that interest rates will be rising throughout the year, management has taken steps to sell a $3.7 million piece of the mortgage portfolio. It is expected that this sale will be effective in mid May of 1998.

Management expects interest rates to be volitile and slightly rising for the next six to nine months. Due to this, management may consider the sale of additional mortgage loans if conditions warrant.

    Total securities available-for-sale and fed funds sold increased by $10.7 million in the first quarter of 1998. This increase is due mainly to $11.0 million of commercial loans which were paid off in February of this year. Management is keeping these funds in a short position to fund future commercial loan growth, and in the event that area slows, management will invest these funds in the securities portfolio.

   Total deposits increased by $2.3 million in the first three months of 1998. The Company normally experiences a decline in deposits during the first quarter as mainly corporate customers draw their funds out that were on deposit at year end. This was not the case in the first quarter of 1998. The Company has begun to see these deposits flow out during the first part of the second quarter. Deposit growth is difficult in today's financial markets due to the wide variety of higher yielding investment options available to our customers. This low level of deposit growth is being experienced throughout the banking industry. Management feels that as long as these higher yielding options exist, such as the stock market, banks will have continued problems with deposit growth. The Company does have other sources of funds that will provide adequate funds to enable the continued growth of the Company.

Results_of_Operations__

        Net income was $1,717,000 for the first three months of 1998 compared to $1,309,000 for the same period in 1997. Earnings per share for the three months ended March 31, 1998 and 1997 were $.35 and $.27 per share respectively. Dividends were $.09 per share in the first quarter of 1998 and $.08 per share for the first quarter in 1997. All per share numbers have been adjusted for the issuance of 981,837 shares related to the merger of Chippewa Valley Bancshares.

        Total interest and fee income for the first three months increased $683 thousand or 7.8% compared to the prior year. This increase is primarliy due to the increase in earning assets, primarily concentrated in the loan portfolio.

     Total earning assets were $479.1 and $444.1 million at March 31, 1998 and March 31, 1997. The increase in earning assets is due primarilay to the growth in the loan portfolio of $21.5 million and $13.6 million of growth in the securities and federal funds sold areas. The weighted interest earned on those assets were 7.84% and 7.85% respectively.

    Total interest bearing liabilities at March 31, 1998 and March 31, 1997 were $391.1 and $366.1 million respectively. The weighted interest rate paid for these deposits has increased from 4.08% at March 31, 1997 to to 4.14% at March 31, 1998.

    The net effect of the changes in interest earning assets and interest paying liabilities, combined with the repricing that has occurred since March 31, 1997 caused an increase in net interest income of $364 thousand or 7.3%.

  The provision for loan losses for the first quarter of 1998 was $60 thousand compared to $227 thousand for the same period in 1997. This decrease is due to the reserve position at Chippewa Valley Bank being under where management felt necessary in 1997. At the end of the first quarter of 1998, that reserve is considered adequate and sufficient given the makeup of the loan portfolio there.

  Total other expenses increased by $24 thousand for the three month's ended March 31, 1998 compared with the same period in 1997.
Salaries and employee benefits increased $67 thousand or 3.6% to $1.910 million for the quarter ended March 31, 1998 compared to $1.843 million for the same period in 1997. The Company operates in a highly competitive market for lower cost labor, and necessarily maintains base wages higher in order to retain the current staff.

   The other non-interest expenses declined $75 thousand for the first quarter of 1998 as compared to the same quarter in 1997. The primary reasons for the decline is a reduction in computer related expenses and data processing.

Year 2000 Issue

Many computer programs that are in use today use only two digits to indicate which year is represented. If such computer applications are not changed to allow the data field to reflect the change in the century, the application may fail or create erroneous results at the Year 2000 due to the improper sequence of the year changing from "99" to "00".



Management of the Company has conducted an evaluation of all significant computer systems used in the business of the Company to determine whether such systems will function at the change of the century. Management determined that most programs are or will be capable of identifying the turn of the century. In order to prevent potential credit quality issues, management is also assessing the Year 2000 compliance status of major loan customers to determine whether or not such entities are taking steps to ensure their systems will function properly in the Year 2000. Management closely monitors the issue and full compliance is expected by the end of 1998. Management does not anticipate any material costs to be incurred to update its systems to be Year 2000 compliant.

ITEM III - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Asset and Liability Management and Market Risk

The Company's primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. The Company does not maintain a trading account for any class of financial instrument and the Company is not affected by foreign currency exchange rate risk or commodity price risk. Because the Company does not hold any equity securities other than stock in the FHLB of Cincinnati and an insignificant investment in other equity securities, the Company is not subject to equity price risk.

Interest rate risk is the risk that the Company's financial condition will be adversely affected due to movements in interest rates. The Company, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets reprice differently than its interest-bearing liabilities. The income of financial institutions is primarily derived from the excess of interest earned on interest-earning assets over the interest paid on interest-bearing liabilities. One of the Company's principal financial objectives is to achieve long-term profitability while reducing its exposure to fluctuations in interest rates. Accordingly, the Company places great importance on monitoring and controlling interest rate risk.

There are several methods employed by the Company to monitor and control interest rate risk. One such method is using a gap analysis. The gap is defined as the repricing variance between rate sensitive assets and rate sensitive liabilities within certain periods. The repricing can occur due to changes in rates on variable rate products as well as maturities of interest-earning assets and interest-bearing liabilities. A high ratio of interest sensitive liabilities, generally referred to as a negative gap, tends to benefit net interest income during periods of falling interest rates as the average rate paid on interest-bearing liabilities declines faster than the average rate earned on interest-earning assets. The opposite holds true during periods of rising interest rates. The Company attempts to minimize the interest rate risk through management of the gap in order to achieve consistent shareholder return. The Company's Asset and Liability Management Policy is to maintain a fairly neutral gap position of -10% to +10% in both the short- and long-term periods. At March 31, 1998, the Company had a gap position of -3.32% of total assets for a one year period. Another strategy used by the Company is to originate variable rate loans tied to market indices. Such loans reprice on an annual, quarterly, monthly or daily basis as the underlying market index change. Currently, approximately 32%, of the Company's loan portfolio reprices on at least an annual basis. The Company also invests excess funds in liquid federal funds that mature and reprice on a daily basis. The Company also maintains all of its securities in the available for sale portfolio to take advantage of interest rate swings and to maintain liquidity for loan funding and deposit withdrawals.

The Company's 1997 annual report details a table which provides information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 1997. The table is based on information and assumptions set forth in the notes. The Company believes the assumptions utilized are reasonable. For loans, securities and liabilities with contractual maturities, the table represents principal cash flows and the weighted average interest rate. For variable rate loans the contractual maturity and weighted-average interest rate was used with an explanatory footnote as to repricing periods. For liabilities without contractual maturities such as demand and savings deposit accounts, a decay rate was utilized to match their most likely withdrawal behavior. Management believes that no events have occurred since December 31, 1997 which would significantly change the ratio of rate sensitive assets to rate sensitive liabilities for the given time horizons.


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

                                NONE

        ITEM 3 - Defaults upon senior securities:

                                NONE

        ITEM 4 - Submission of matters to a vote of securities holders:

    (a1)     Special Shareholder's Meeting

             Date:         February 23, 1998

     (c)     Description     Vote on merger of Chippewa Valley Bancshares into
                             Wayne Bancorp, Inc.

             Vote:         FOR        3,038,101
                           AGAIN         20,613
                           ABSTAIN       16,591

    (a2)     Annual Shareholders' Meeting

             Date:            March 26, 1998

             Description:     Election of directors

Gwenn E. Bull              FOR       3,174,001        ABSTAIN:      39,858
David L. Christopher       FOR       3,193,667        ABSTAIN:      20,191
Dennis B. Donahue          FOR       3,193,953        ABSTAIN:      19,906
Jeffrey E. Smith           FOR       3,191,573        ABSTAIN:      22,286


         The following are the directors who were not up for election and whose term continued after the Annual Meeting:

             James O. Basford        B. Diane Gordon
             David E. Taylor         Darcy B. Pajak
             John C. Johnston III    Stephen L. Shapiro
                                     Bala Venkataraman


             Descripti     Amend the articles of incorporation of the Company to
                           Increase the authorized shares to 12,000,000.

             Vote:         FOR        3,059,748
                           AGAIN        106,608
                           ABSTAIN       47,503

           (d)   None

        ITEM 5 - Other information:

                                NONE

        ITEM 6 - Exhibits and reports on Form 8-K:

                                NONE


______________________SIGNATURES______________________________

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                                ___Wayne_Bancorp,_Inc.__
                                                        (Registrant)



Date ____May_13,_1998____       ____________________________

                                        David L. Christopher,
                                        Chairman, President & CEO

Date ____May_13,_1998____       ____________________________

                                        David P. Boyle, CPA
                                        Treasurer