Form 10-Q
period 1998-06-30
WAYNE BANCORP INC /OH/
filed 1998-08-12
CIK 788134

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                      Washington, DC  20549

                                      FORM 10-Q

(Mark One)

      __X___       QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      _____        TRANSITION REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   Commission file num        014612

                   For the Quarter EndJune 30, 1998


                            WAYNE BANCORP, INC
                   (Exact name of registrant as specified in its charter)

                     OHIO                      34-1516142
                   (State or other jurisdiction(IRS Employer Identification incorporation or organizatioNumber)

                   112 West Liberty Street
                              P.O. Box 757
                   Wooster, Ohio  44691             44691
                   (Address of Principal       (Zip Code)
                    Executive Offices)

         Registrant's telephone number, including area code:   (330) 264-1222

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:

Yes__X__       No_____


Number of shares of Common Stock, Stated Value $1.00 per Share, issued and
outstanding at   July 31, 1998, the latest prac 4,917,219


                                INDEX

                              WAYNE BANCORP, INC.
                              FORM 10-Q

                    For the Quarter Ended June 30, 1998

PART I.    FINANCIAL INFORMATION                             PAGE NO.

Item I.   Financial Statements  (Unaudited)

                   Consolidated Balance Sheets............      1

                   Consolidated Statements of Income
                            and Comprehensive Income......      2

                   Consolidated Statements of Cash Flows..      3

                   Notes to Consolidated Financial Stateme     4,5


Item II.   Management's discussion and analysis of financial
                  condition and results of operations.....   6,7,8,9

Item III.   Quantitative and Qualitative Disclosures about
                    Market Risk...........................     10

PART II.   OTHER INFORMATION..............................     10

SIGNATURES................................................     11



PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
(In thousands of dollars)                         June 30,  December 31,
                                                    1998      1997
                                               ----------------------
ASSETS
Cash and Due From Banks........................   $16,409    $23,306
Federal Funds Sold.............................    18,450      7,785
                                               ----------------------
                   Total Cash and Cash Equivale    34,859     31,091

Securities Available-for-Sale  ................   153,154    141,922

Loans   .......................................   310,049    324,442
                   Allowance for Loan Losses...    (5,027)    (4,923)
                                               ----------------------
                   Net Loans...................   305,022    319,519

Premises and Equipment.........................     8,914      8,923
Accrued interest receivable and other assets...     9,192      6,926
                                               ----------------------
TOTAL ASSETS...................................  $511,141   $508,381
                                               ======================
LIABILITIES
Deposits
     Interest Bearing..........................  $351,635   $347,898
     Non-Interest Bearing......................    59,248     61,967
                                               ----------------------
                   Total Deposits..............   410,883    409,865

Securities Sold Under Agreements to Re.........    36,470     37,503
Other Liabilities..............................     5,643      5,203
                                               ----------------------
                   Total Liabilities...........   452,996    452,571

SHAREHOLDERS' EQUITY
Common Stock, Stated Value $1..................     4,917      4,917
  Shares Authorized 12,000,000 in 1998
                     5,400,000 in 1997
  Shares outstanding - 4,917,203 in 1998
                       4,916,933 in 1997
Paid In Capital................................    13,016     13,021
Retained Earnings..............................    40,016     37,347
Treasury Stock.................................      (722)      (173)
Unrealized gain on Securities Available-for-Sal       918        698
                                               ----------------------
                   Total Shareholders' Equity..    58,145     55,810
                                               ----------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.....  $511,141   $508,381
                                               ======================

See Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                                   (Unaudited)
                                         Three Months Ended     Six Months Ended
(In thousands of dollars, except per          June 30,             June 30,
  share data)                            1998       1997       1998     1997
                                      ----------------------------------------
INTEREST INCOME:

Interest and Fees on Loans............  $7,220     $6,865    $14,395  $13,258
Interest and Dividends on Securities:
     Taxable..........................   1,758      1,745      3,452    3,594
     Nontaxable.......................     411        393        781      781
Other Interest Income.................     195         36        350      117
                                      ----------------------------------------
              Total Interest Income      9,584      9,039     18,978   17,750

INTEREST EXPENSE:

Interest on Deposits..................   3,746      3,430      7,382    6,804
Interest on Repurchase Agreements.....     376        376        765      712
Interest on Other Borrowed Funds......      17         10         41       30
                                      ----------------------------------------
               Total Interest Expense    4,139      3,816      8,188    7,546

NET INTEREST INCOME...................   5,445      5,223     10,790   10,204
Provision for Loan Losses.............      60        226        120      453
                                      ----------------------------------------
NET INTEREST INCOME AFTER PROVISION
                   FOR LOAN LOSSES....   5,385      4,997     10,670    9,751

OTHER INCOME:

Service Charges on Deposits...........     426        429        839      842
Income from Fiduciary Activities......     300        270        600      540
Other Non-Interest Income.............     154         77        251      225
Gain (Loss) on Security Sales.........                 (1)                 (8)
                                      ----------------------------------------
                   Total Other Income.     880        775      1,690    1,599

OTHER EXPENSES:

Salaries and Employee Benefits........   1,819      1,816      3,729    3,659
Occupancy and Equipment...............     442        414        897      837
Other Non-Interest Expenses...........   1,350      1,359      2,612    2,696
                                      ----------------------------------------
              Total Other Expenses       3,611      3,589      7,238    7,192

INCOME BEFORE INCOME TAX EXPENSE......   2,654      2,183      5,122    4,158

INCOME TAX EXPENSE....................     731        715      1,482    1,381
                                      ----------------------------------------
NET INCOME............................   1,923      1,468      3,640    2,777
                                      ========================================
Other Comprehensive Income, net of tax
   Unrealized gain/(loss) on available-for-sale
    securities arising during the peri     220        484        220     (252)
   Reclassification adjustment for amounts realized
     on securities sales included in n                  1                   8
                                      ----------------------------------------
COMPREHENSIVE INCOME..................  $2,143     $1,953     $3,860    2,533
                                      ========================================
NET INCOME PER SHARE                     $0.39      $0.30      $0.74    $0.57
DIVIDENDS PER SHARE                      $0.11      $0.09      $0.20    $0.18

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                  Six Months Ended
(In thousands of dollars)                              June 30,
                                                     1998       1997
---------------------------------------------------------------------
OPERATING ACTIVITIES

Net Income.....................................    $3,640     $2,777
Adjustments to reconcile net income to net cash
   provided by operating activities:
       Provision for loan losses...............       120        453
       Depreciation and amortization...........       497        398
       Amortization of security  premiums
                and discounts                         (26)        56
       Increase in interest receivable.........      (945)       (60)
      Decrease in interest payable.............       (99)       (94)
       Other, (net)............................    (1,055)      (755)
                                               ----------------------
Net Cash Provided by Operating Activities......     2,132      2,775

INVESTING ACTIVITIES

Purchase of securities  available-for-sale.....   (41,206)   (17,434)
Proceeds from matured securities available-
            for-sale..........................     30,331     28,684
Proceeds from sale of securities available-
            for-sale..........................          0      6,983
Net (increase) decrease in loans and leases....     2,276    (19,170)
Proceeds from the sale of loans................    11,915
Purchase of premises and equipment.............      (488)      (223)
                                               ----------------------
Net cash provided by investing activities......     2,828     (1,160)

FINANCING ACTIVITIES

Net increase (decrease) in deposits............     1,018     (5,815)
Net increase (decrease) in repurchase agreement      (737)    (2,286)
Cash dividends.................................      (924)    (1,077)

(Increase)decrease in treasury stock...........      (549)        41
                                               ----------------------
Net cash (used) by financing activities........    (1,192)    (9,137)

Increase (Decrease) in cash and cash equivalent 3,768 (7,522) Cash and cash equivalents at
    beginning of period........................    31,091     28,369
                                               ----------------------
Cash and cash equivalents at end of period.....   $34,859    $20,847
                                               ======================

Cash basis payments for federal income taxes...    $1,525     $1,270
Cash basis payments for interest expense.......    $8,287     $7,640


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

     There were no security sales during the first half of 1998.    During the
     six months ended June 30, 1997, the proceeds from the sale of securities available-for-sale were $6.98 million with gross realized gains of $2 thousand and gross realized losses of $10 thousand included in earnings.


     Summary of Amortized Cost and Fair Values of Securities Available-for-sale:

                                      June 30, 1998
                                         Gross      Gross
                            Amortized Unrealized Unrealized  Fair
                                 Cost    Gains      Losses   Value
                            -----------------------------------------
U.S. Treasury...............  $28,052     $196        ($1)   $28,247
Federal Agency Obligations..   40,079      208        (23)    40,264
Federal Agency Pools........   25,401      190        (19)    25,572
Obligations of states and
  political subdivisions....   32,142      607        (37)    32,712
Corporate Obligations......    23,405       78        (30)    23,453
Other securities............    2,685      228         (7)     2,906
                            -----------------------------------------
                             $151,764   $1,507      ($117)  $153,154
                            =========================================

                                     December 31, 1997
                                        Gross       Gross
                            Amortized Unrealized  Unrealized  Fair
                                 Cost    Gains      Losses    Value
                            -----------------------------------------
U.S. Treasury...............  $29,832     $205        ($9)   $30,028
Federal Agency Obligations..   28,657      173        (31)    28,799
Federal Agency Pools........   27,533      176        (48)    27,661
Obligations of states and
  political subdivisions....   26,627      463        (10)    27,080
Corporate Obligations.......   25,888       23        (59)    25,852
Other securities............    2,326      178         (2)     2,502
                            -----------------------------------------
                             $140,863   $1,218      ($159)  $141,922
                            =========================================

3.   Loans:
     Loans are comprised of the following:

                                      June 30,  December 31,
                                        1998      1997
                                      --------------------
Commercial loans......................$113,283   $124,913
Real Estate loans..................... 131,169    132,445
Installment loans.....................  50,708     52,332
Lease Financing.......................   3,099      3,317
Home Equity loans.....................  11,190     10,651
Credit Card...........................     520        593
Other loans...........................      80        191
                                      --------------------
                   Total..............$310,049   $324,442
                                      ====================

During the second quarter of 1998, the Company sold approximately $11.9 million of 1-4 family residential real estate mortgage loans. Of this, approximately $3.9 million were classified as held for sale at March 31, 1998. The remainder was primarily made up of loans originated in the second quarter of 1998.
There were no loans classified as held for sale at December 31, 1997 or at June 30, 1998.


4.   Per Share Data:
Per share data is calculated based on 4,904,484 average common shares for the three months ended June 30, 1998 and 4,904,862 average common shares for the six months ended June 30, 1998. The corresponding numbers for the same periods in 1997 were 4,914,727 and 4,913,784. All per share data has been adjusted to reflect stock splits and dividends where applicable.


ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION  AND RESULTS OF OPERATIONS:

        The main objectives of asset/liability management are to provide adequate liquidity and to minimize interest rate risk. Liquidity is the ability to meet cash flow needs, which in the banking industry, refers to the Company's ability to fund customer borrowing needs as well as deposit withdrawals. The Company's primary source of liquidity is the daily Federal Funds Sold and Securities available-for-sale. In addition, other assets such as Cash and Due From Banks and maturing loans also provide additional sources of liquidity. At June 30, 1998, the amount of Cash and due from banks and securities and loans with scheduled maturities within the next three months was $117 million. The Company continues to keep a balance between short and long-term investments and securities that will provide adequate liquidity and simultaneously maximize earnings. Based on the Company's capital position, profitability and reputation, the available liquidity sources are considered adequate to meet the current and projected needs of the Company.

Capital__

        The Company's capital adequacy is a primary concern in our industry today and is measured by several key ratios. A long standing measure of capital adequacy is the percentage of shareholders' equity to total assets. At June, 1998, the Company's equity-to-asset ratio adjusted by the impact of FAS
#115 was 11.2% compared to 10.8% at December 31, 1997.
Regulators of the banking industry focus primarily on two other measurements of capital - the risk based capital ratio and the leverage ratio. The risk based capital ratio consists of a numerator of allowable capital components and a denominator of an accumulation of risk weighted assets. With a significant portion of the Company's investment securities portfolio in government related low risk categories and a fair amount of the loan portfolio in one to four family mortgage loans with a 50% risk assessment, the risk based capital ratio is 19.2% at June
30, 1998, and 18.6% at December 31, 1997.

        The regulators require a minimum leverage capital ratio above 3%. They will expect most banks to maintain leverage ratios in the 4-5% range. The leverage ratio is calculated as equity capital less certain intangible assets divided by total assets less the same intangible assets. At June 30, 1998, and December 31,
1997, the ratios were 10.9% and 10.6% respectively.

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

Management is not aware of any matters subsequent to June 30, 1998 that would cause the Company's capital category to change.

Financial_Condition__

        The total assets of the Company increased by $2.8 million or .5%
from December 31, 1997 to June 30, 1998. Net loans have decreased by $14.5 million for the first six months on 1998 due to the payoff of two large commercial loans in early February that amounted to over $11 million and the sale of $11.9 million of 1-4 family real estate mortgage loans. The loan payoffs were not within management's control, and management does not feel that this is a trend in the commercial lending area. However, competitive pressures from the "super-regional" banks who are offering loan interest rates that are under the "prime" lending rate is beginning to effect the loan totals. Management has no intention of beginning a "sub-prime" lending practice.

The mortgage lending area has experienced growth of $10.6 million in the six months of 1998 (offset by the sale of $11.9 million of loans in the second quarter) due to favorable interest rates on these types of loans. During the second quarter, management felt that the mortgage portfolio was at a point where it represents an increased amount of interest rate risk to the Company's balance sheet. Because of this increased risk, and the thought that interest rates are more likely to be rising over the next 24 months, the decision was made to sell $11.9 million of the mortgage portfolio. The loan sale resulted in a net loss of approximately $32 thousand.

       Management expects interest rates to be volitile and slightly rising for the next twelve to twenty-four months. Due to this, management may consider the sale of additional mortgage loans if conditions within the balance sheet warrant. There are no loans held for sale at June 30, 1998. It is management's expectation that if loans are sold in the 3rd or 4th quarter of 1998, those loans would have been originated in the same time frame.

      Total securities available-for-sale and fed funds sold increased by $21.9 million through the second quarter of 1998. This increase is due mainly to $11.9 million of mortgage loans which were sold in the second quarter and the payoff in February of this year of over $11 million in two commercial loans. Management is keeping these funds in a short position within the portfolio to fund future commercial loan growth.

        Total deposits increased by $1.0 million for the six months of 1998. The Company normally experiences a decline in deposits during the first six months as mainly corporate customers draw their funds out that were on deposit at year end. This was not the case in the first half of 1998. The Company has begun to see a slight in-flow of deposits during the first part of the third quarter. Deposit growth is difficult in today's financial markets due to the wide variety of higher yielding investment options available to our customers. This low level of deposit growth is being experienced throughout the banking industry. Management feels that as long as these higher yielding options exist, such as the stock market, banks will have continued problems with deposit growth. The Company does have other sources of funds that will provide adequate funds to enable the continued growth of the Company.

Results_of_Operations__

        Net income was $3,640,000 for the first six months of 1998 compared to $2,777,000 for the same period in 1997. Earnings per share for the six months ended June 30, 1998 and 1997 were $.74 and $.57 per share respectively. Dividends were $.20 per share in the first six months of 1998 and $.18 per share for the first six months in 1997.
     For the three months ended June 30, 1998 net income was $1,923,000 or $.39 per share with dividends paid of $.11 per share. This compares with net income of $1,468,000 or $.30 per share and dividends of $.10 per share for the same quarter ended June 30, 1997. All per share numbers have been adjusted for the issuance of 981,837 shares for the merger of Chippewa Valley Bancshares.

        Total interest and fee income for the first six months increased $1.2 million or 6.9% compared to the prior year. This increase is primarliy due to the increase in the average balance of earning assets.

     Total earning assets were $481.7 and $447.1 million at June 30, 1998 and June 30, 1997. The increase in earning assets is due primarily to the growth in the loan portfolio of $1.9 million and $31.5 million of growth in the securities and federal funds sold areas. The weighted interest earned on those assets were 7.87% and 7.94% respectively.

     Total interest bearing liabilities at June 30, 1998 and June 30, 1997 were $389.7 and $386.7 million respectively. The weighted interest rate paid for these deposits has increased from 3.90% at June 30, 1997 to 4.20% at June 30, 1998.

     The net effect of the changes in interest earning assets and interest paying liabilities, combined with the repricing that has occurred since June 30, 1997 caused an increase in net interest income of $586 thousand or 5.7% for the six months ended June 30, 1998.

     The provision for loan losses for the first six months of 1998 was $120 thousand compared to $453 thousand for the same period in 1997. This decrease is due to the reserve position at Chippewa Valley Bank being under where management felt necessary in 1997. At the end of the second quarter of 1998, that reserve is considered adequate and sufficient given the makeup of the loan portfolio there.

     Total other expenses increased by $46 thousand for the six months ended June 30, 1998 compared with the same period in 1997. Occupancy and equipment expense increased by $60 thousand or 7.2% due primarily to technology upgrades and the opening of a new office. Salaries and employee benefits increased $70 thousand or 1.9% to $3.73 million for the quarter ended June 30, 1998 compared to $3.66 million for the same period in 1997. The increase is due to normal annual merit increases. Additionally, the Company operates in a highly competitive market for lower cost labor, and necessarily maintains base wages higher in order to retain the current staff.

     The other non-interest expenses declined $84 thousand for the first six months of 1998 as compared to the same period in 1997. The primary reasons for the decline is a reduction in computer related expenses and data processing.

Year 2000 Issue  (Y2K)

Many computer programs that are in use today use only two digits to indicate which year is represented. If such computer applications are not changed to allow the data field to reflect the change in the century, the application may fail or create erroneous results at the Year 2000 due to the improper sequence of the year changing from "99" to "00".

Management of the Company has conducted an evaluation of all significant computer systems used in the business of the Company to determine whether such systems will function at the change of the century. Management determined that most programs are or will be capable of identifying the turn of the century. In order to prevent potential credit quality issues, management is also assessing the Year 2000 compliance status of major loan customers to determine whether or not such entities are taking steps to ensure their systems will function properly in the Year 2000. Management closely monitors the issue and full compliance is expected by the end of 1998. Management anticipates to spend a total of approximately $250 thousand related to the Y2K issue.


ITEM III - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Asset and Liability Management and Market Risk

The Company's primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. The Company does not maintain a trading account for any class of financial instruments and the Company is not affected by foreign currency exchange rate risk or commodity price risk. Because the Company does not hold any equity securities other than stock in the FHLB of Cincinnati and an insignificant investment in other equity securities, the Company is not subject to equity price risk.

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

There are several methods employed by the Company to monitor and control interest rate risk. One such method is using a gap analysis. The gap is defined as the repricing variance between rate sensitive assets and rate sensitive liabilities within certain periods. The repricing can occur due to changes in rates on variable rate products as well as maturities of interest-earning assets and interest-bearing liabilities. A high ratio of interest sensitive liabilities, generally referred to as a negative gap, tends to benefit net interest income during periods of falling interest rates as the average rate paid on interest-bearing liabilities declines faster than the average rate earned on interest-earning assets. The opposite holds true during periods of rising interest rates. The Company attempts to minimize the interest rate risk through management of the gap in order to achieve consistent shareholder return. The Company's Asset and Liability Management Policy is to maintain a fairly neutral gap position of -10% to +10% in both the short- and long-term periods. At June 30, 1998, the Company had a gap position of -4.02% of total assets for a one year period. Another strategy used by the Company is to originate variable rate loans tied to market indices. Such loans reprice on an annual, quarterly, monthly or daily basis as the underlying market index change. Currently, approximately 39%, of the Company's loan portfolio reprices on at least an annual basis. The Company also invests excess funds in liquid federal funds that mature and reprice on a daily basis. The Company also maintains all of its securities in the available for sale portfolio to take advantage of interest rate swings and to maintain liquidity for loan funding and deposit withdrawals.

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

        (a)        None

        (d)        None

        ITEM 5 - Other information:

                                NONE

        ITEM 6 - Exhibits and reports on Form 8-K:

                                NONE


______________________SIGNATURES______________________________

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                       ___Wayne_Bancorp,_Inc.__
                                            (Registrant)



Date ____August_12,_1998____       ____________________________

                                        David L. Christopher,
                                        Chairman, President & CEO

Date ____August_12,_1998____       ____________________________

                                        David P. Boyle, CPA
                                        Treasurer