Form 10-Q
period 1998-09-30
WAYNE BANCORP INC /OH/
filed 1998-11-16
CIK 788134

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                       Washington, DC  20549

                                       FORM 10-Q

(Mark One)

      __X___       QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      _____        TRANSITION REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   Commission file numb        014612

                   For the Quarter EndeSeptember 30, 1998


                            WAYNE BANCORP, INC
                   (Exact name of registrant as specified in its charter)

                     OHIO                          34-1516142
                   (State or other jurisdiction of (IRS Employer Identification incorporation or organization) Number)

                   112 West Liberty Street
                              P.O. Box 757
                   Wooster, Ohio  44691                  44691
                   (Address of Principal           (Zip Code)
                    Executive Offices)

     Registrant's telephone number, including area code:   (330) 264-1222

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:

Yes__X__       No_____


Number of shares of Common Stock, Stated Value $1.00 per Share, shares outstanding at October 31, 1998, the latest practic 4,859,084


                                INDEX

                              WAYNE BANCORP, INC.
                              FORM 10-Q

                    For the Quarter Ended September 30, 1998

PART I.    FINANCIAL INFORMATION                                  PAGE NO.

Item I.   Financial Statements  (Unaudited)

                   Consolidated Balance Sheets.................      1

                   Consolidated Statements of Income
                            and Comprehensive Income...........      2

                   Consolidated Statements of Cash Flows.......      3

                   Notes to Consolidated Financial Statements..     4,5


Item II.   Management's discussion and analysis of financial
                  condition and results of operations..........   6,7,8,9

Item III.   Quantitative and Qualitative Disclosures about
                   Market Risk.................................     10

PART II.   OTHER INFORMATION...................................     10

SIGNATURES.....................................................     11



PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS  (UNAUDITED)
(In thousands of dollars)                          September 30, December 31,
                                                        1998        1997
                                                   ------------------------
ASSETS
Cash and Due From Banks............................    $14,495     $23,306
Federal Funds Sold.................................      9,500       7,785
                                                   ------------------------
                   Total Cash and Cash Equivalents.     23,995      31,091

Securities Available-for-Sale  ....................    155,990     141,922

Loans   ...........................................    316,286     324,442
                   Allowance for Loan Losses.......     (4,883)     (4,923)
                                                   ------------------------
                   Net Loans.......................    311,403     319,519

Premises and Equipment.............................      8,799       8,923
Accrued interest receivable and other assets.......      8,002       6,926
                                                   ------------------------
TOTAL ASSETS.......................................   $508,189    $508,381
                                                   ========================
LIABILITIES
Deposits
     Interest Bearing..............................   $353,502    $347,898
     Non-Interest Bearing..........................     54,138      61,967
                                                   ------------------------
                   Total Deposits..................    407,640     409,865

Securities Sold Under Agreements to Repurchase.....     35,831      37,503
Other borrowings...................................      1,031       1,270
ESOP Loan..........................................        600           0
Other Liabilities..................................      4,116       3,933
                                                   ------------------------
                   Total Liabilities...............    449,218     452,571

SHAREHOLDERS' EQUITY
Common Stock, Stated Value $1......................      4,917       4,917
  Shares Authorized 12,000,000 in 1998
                     5,400,000  in 1997
  Shares outstanding - 4,850,546 in 1998
                       4,916,969 in 1997
Paid In Capital....................................     12,980      13,021
Retained Earnings..................................     41,193      37,347
Treasury Stock.....................................     (1,779)       (173)
Contra Equity - Unearned ESOP......................       (450)          0
Unrealized gain on Securities Available-for-Sale...      2,110         698
                                                   ------------------------
                   Total Shareholders' Equity......     58,971      55,810
                                                   ------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.........   $508,189    $508,381
                                                   ========================

See Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                                 (Unaudited)
                                       Three Months Ended      Nine Months Ended
(In thousands of dollars,                September 30,           September 30,
      except per share data)                 1998     1997       1998     1997
                                       -----------------------------------------
INTEREST INCOME:

Interest and Fees on Loans.............     $6,900   $7,010     $21,295  $20,268
Interest and Dividends on Securities:
     Taxable...........................      1,916    1,661       5,368    5,255
     Nontaxable........................        352      376       1,133    1,157
Other Interest Income..................        143       52         493      169
                                       -----------------------------------------
             Total Interest Income.....      9,311    9,099      28,289   26,849

INTEREST EXPENSE:

Interest on Deposits...................      3,690    3,510      11,072   10,314
Interest on Repurchase Agreements......        423      382       1,188    1,094
Interest on Other Borrowed Funds.......         18        0          59       30
Interest on ESOP Loan..................         23        0          23        0
                                       -----------------------------------------
               Total Interest Expense..      4,154    3,892      12,342   11,438

NET INTEREST INCOME....................      5,157    5,207      15,947   15,411
Provision for Loan Losses..............         60      227         180      680
                                       -----------------------------------------
NET INTEREST INCOME AFTER PROVISION
                   FOR LOAN LOSSES.....      5,097    4,980      15,767   14,731

OTHER INCOME:

Service Charges on Deposits............        446      409       1,285    1,251
Income from Fiduciary Activities.......        300      270         900      810
Other Non-Interest Income..............        206      167         457      392
Gain (Loss) on Security Sales..........          8        0           8      (8)
                                       ----------------------------------------
                   Total Other Income..        960      846       2,650    2,445

OTHER EXPENSES:

Salaries and Employee Benefits.........      1,825    1,869       5,554    5,528
Occupancy and Equipment................        468      423       1,365    1,260
Other Non-Interest Expenses............      1,330    1,348       3,942    4,044
                                       -----------------------------------------
                Total Other Expenses...      3,623    3,640      10,861   10,832

INCOME BEFORE INCOME TAX EXPENSE.......      2,434    2,186       7,556    6,344

INCOME TAX EXPENSE.....................        624      740       2,106    2,121
                                       -----------------------------------------
NET INCOME.............................      1,810    1,446       5,450    4,223
                                       =========================================
Other Comprehensive Income, net of tax
   Unrealized gains on available-for-sale
    securities arising during the period     1,187      380       1,407      226
   Reclassification adjustment for
     amounts realized on securities
     sales included in net income.....          5         0           5      (5)
                                       -----------------------------------------
COMPREHENSIVE INCOME...................     $3,002   $1,826      $6,862   $4,444
                                       =========================================
NET INCOME PER SHARE                         $0.37    $0.30       $1.12    $0.87
DIVIDENDS PER SHARE                          $0.13    $0.08       $0.33    $0.26

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      Nine Months Ended
(In thousands of dollars)                          September 30,
                                                          1998        1997
---------------------------------------------------------------------------
OPERATING ACTIVITIES

Net Income.........................................     $5,450      $4,223
Adjustments to reconcile net income to net cash
   provided by operating activities:
       Provision for loan losses...................        180         680
       Depreciation and amortization...............        758       1,219
       Amortization of security premiums
         and discounts.............................       (151)       (232)
       Increase in interest receivable.............       (331)       (325)
       Decrease in interest payable................       (209)       (182)
       Other, (net)................................       (781)       (183)
                                                   ------------------------
Net Cash Provided by Operating Activities..........      4,916       5,200

INVESTING ACTIVITIES

Purchase of securities  available-for-sale.........    (50,634)    (21,903)
Proceeds from matured securities available-for-sale     36,547      36,971
Proceeds from sale of securities available-for-sale      2,307       6,983
Net (increase) decrease in loans and leases........     (4,164)    (28,619)
Proceeds from the sale of loans....................     11,915           0
Purchase of premises and equipment.................       (634)       (581)
                                                   ------------------------
Net cash provided by investing activities..........     (4,663)     (7,149)

FINANCING ACTIVITIES

Net increase (decrease) in deposits................     (2,225)     (2,101)
Net increase (decrease) in repurchase agreements
   and other short term borrowings.................     (1,911)      3,055
Cash dividends.....................................     (1,607)     (1,487)
(Increase) decrease in treasury stock..............     (1,606)         73
                                                   ------------------------
Net cash (used) by financing activities............     (7,349)       (460)

Increase (Decrease) in cash and cash equivalents...     (7,096)     (2,409)
Cash and cash equivalents at beginning of period...     31,091      28,369
                                                   ------------------------
Cash and cash equivalents at end of period.........    $23,995     $25,960
                                                   ========================

Cash basis payments for federal income taxes.......     $2,545      $2,149
Cash basis payments for interest expense...........    $12,551     $11,620


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

The consolidated financial statements include the accounts of Wayne Bancorp, Inc. (the Company), and its wholly-owned subsidiaries Wayne County National Bank (Wayne) and the Chippewa Valley Bank (Chippewa). The financial statements of Wayne include the accounts of its wholly-owned subsidiary, Wayne National Company. All significant intercompany transactions have been eliminated.

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

Under a new accounting standard adopted on January 1, 1998, Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," comprehensive income is reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available-for-sale.

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

During the nine months ended September 30, 1998, proceeds from the sale of securities available-for-sale were $2.31 million with gross realized gains of $8 thousand in earnings. During the nine months ended September 30, 1997, proceeds from the sale of securities available-for-sale were $6.98 million with gross realized gains of $2 thousand and gross realized losses of $10 thousand included in earnings.


   Summary of Amortized Cost and Fair Values of Securities Available-for-sale:

                                         September 30, 1998
                                          Gross       Gross
(In thousands of dollars)    Amortized  Unrealized  Unrealized     Fair
                               Cost       Gains       Losses       Value
                            -----------------------------------------------
U.S. Treasury...............   $25,557        $493          $0     $26,050
Federal Agency Obligations..    37,847         868           0      38,715
Federal Agency Pools........    23,126         383          (2)     23,507
Obligations of states and
  political subdivisions....    32,720         967          (2)     33,685
Corporate Obligations......     30,872         359          (1)     31,230
Other securities............     2,672         155         (24)      2,803
                            -----------------------------------------------
                              $152,794      $3,225        ($29)   $155,990
                            ===============================================

                                          December 31, 1997
                                          Gross       Gross
                             Amortized  Unrealized  Unrealized     Fair
                               Cost       Gains       Losses       Value
                            -----------------------------------------------
U.S. Treasury...............   $29,832        $205         ($9)    $30,028
Federal Agency Obligations..    28,657         173         (31)     28,799
Federal Agency Pools........    27,533         176         (48)     27,661
Obligations of states and
  political subdivisions....    26,627         463         (10)     27,080
Corporate Obligations.......    25,888          23         (59)     25,852
Other securities............     2,326         178          (2)      2,502
                            -----------------------------------------------
                              $140,863      $1,218       ($159)   $141,922
                            ===============================================

3.   Loans:
     Loans are comprised of the following:

                                       September 30, December 31,
                                           1998        1997
                                       ------------------------
Commercial loans.......................   $121,792    $132,172
Real Estate loans......................    129,220     125,186
Installment loans......................     50,139      52,332
Lease Financing........................      3,053       3,317
Home Equity loans......................     11,507      10,651
Credit Card............................        521         593
Other loans............................         54         191
                                       ------------------------
                   Total...............   $316,286    $324,442
                                       ========================

During the second quarter of 1998, the Company sold approximately $11.9 million of 1-4 family residential real estate mortgage loans. Of this, approximately $3.9 million were classified as held for sale at March 31, 1998. The remainder was primarily made up of loans originated in the second quarter of 1998. There were no loans classified as held for sale at December 31, 1997, or at September 30, 1998.

4.  Employee Stock Ownership Plan:
Wayne offers an Employee Stock Ownership Plan (ESOP) for the benefit of substantially all its employees. The ESOP has received a favorable determination letter from the Internal Revenue Service on the qualified status of the ESOP under applicable provisions of the Internal Revenue Code.

In April, 1998, the ESOP borrowed funds from an unrelated financial institution to acquire common shares of the Company. The loan is secured by the shares purchased with the proceeds, and will be repaid by the ESOP with funds from Wayne's discretionary contributions to the ESOP and earnings on the ESOP assets. All dividends received on unallocated shares by the ESOP are used to pay debt service. The loan is also guaranteed by Wayne. The shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. As payments are made and shares are released from the suspense account, such shares will be validly issued, fully paid and nonassessable. At September 30, 1998, the loan balance was $600,000, there were no borrowed funds for the ESOP at December 31, 1997.

The Company accounts for its ESOP in accordance with Statement of Position (SOP) 93-6. Accordingly, shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares, and shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $33 thousand and $81 thousand for the three and nine months ended September 30, 1998. There was no related expense for the same periods in 1997. The ESOP shares as of September 30, 1998 and December 31, 1997 were as follows:

                           September 30,  December 31,
                               1998        1997

   Allocated Shares            136,373     132,492
   Shares released for
      allocation                 3,410
   Unreleased shares            10,227
                            -----------------------
        Total ESOP shares      150,010     132,492
                            =======================

   Fair value of unreleased   $299,140          $0
                            =======================

5.  Termination of Employment Agreements:
The Company and Wayne have entered into employment agreements with certain officers of Wayne. The term of the agreements is ten years. The employment agreements provide that in the event of a "change in control" of the Company or Wayne, the officers would be entitled to benefits under the agreement. These benefits for some officers are thirty-six monthly cash payments, each equal to 8% of the sum of their respective compensation, including bonuses, paid to the officer in the last whole calender year preceding their termination of employment, and for other officers these benefits are twenty-four monthly cash payments, each equal to 8% of the sum of their respective compensation, including bonuses, paid to them, in the last whole calendar year preceding their termination of employment.

The President of the Company, who also serves as the President of the Chippewa Valley Bank is party to an employment agreement with the Chippewa Valley Bank which is substantially the same as those described above. The agreement provides for three years of salary and benefits in the event his employment is terminated. This agreement is valid for thirty-six months from the date of the change in control. This agreement will expire on April 1, 2001.

6.   Per Share Data:
Per share data is calculated based on 4,879,150 average common shares for the three months ended September 30, 1998 and 4,892,755 average common shares for the nine months ended September 30, 1998. The corresponding numbers for the same periods in 1997 were 4,918,427 and 4,917,288. All per share data has been adjusted to reflect stock splits and dividends where applicable.


ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION  AND RESULTS OF OPERATIONS:

        The main objectives of asset/liability management are to provide adequate liquidity and to minimize interest rate risk. Liquidity is the ability to meet cash flow needs, which in the banking industry, refers to the Company's ability to fund customer borrowing needs as well as deposit withdrawals. The Company's primary source of liquidity is the daily Federal Funds Sold and Securities available-for-sale. In addition, other assets such as Cash and Due From Banks and maturing loans also provide additional sources of liquidity. At September 30, 1998, the amount of Cash and due from banks and securities and loans with scheduled maturities within the next three months was $123 million. The Company continues to keep a balance between short and long-term investments and securities that will provide adequate liquidity and maximize earnings. Based on the Company's capital position, profitability and reputation, the available liquidity sources are considered adequate to meet the current and projected needs of the Company.

Capital__

        The Company's capital adequacy is a primary concern in our industry, and is measured by several key ratios. A long standing measure of capital adequacy is the percentage of shareholders' equity to total assets. At September 30, 1998, the Company's equity-to-asset ratio adjusted by the impact of FAS#115 was 11.2% compared to 10.8% at December 31, 1997. Regulators of the banking industry focus primarily on two other measurements of capital - the risk based capital ratio and the leverage ratio The risk based capital ratio consists of a numerator of allowable capital components and a denominator of an accumulation of risk weighted assets. With a significant portion of the Company's investment securities portfolio in government related low risk categories and a fair amount of the loan portfolio in one to four family mortgage loans with a 50% risk assessment, the risk based capital ratio is 19.2% at September 30, 1998, and 18.6% at December 31, 1997.

The regulators require a minimum leverage capital ratio above
3%. They will expect most banks to maintain leverage ratios in the 4-5% range. The leverage ratio is calculated as equity capital less certain intangible assets divided by total assets less the same intangible assets. At September 30, 1998, and December 31, 1997, the ratios were 11.4% and 10.6% respectively.

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

Management is not aware of any matters subsequent to September 30, 1998 that would cause the Company's capital category to change.

Financial_Condition__

        The total assets of the Company decreased by $192 thousand or .04%
from December 31, 1997 to September 30, 1998. Net loans have decreased by $8.1 million for the first nine months of 1998 due to the payoff of two large commercial loans in early February that amounted to over $11 million as well as other loan payoffs in the Commercial and Agriculture portfolio's. In addition to this, $11.9 million of 1-4 family real estate mortgage loans were sold in the second quarter. The loan payoffs were not within management's control, as competitive pressures from the "super-regional" banks offering loan interest rates that are under the "prime" lending rate is beginning to effect the loan totals. Management has no intention of beginning a "sub-prime" lending practice.

       The mortgage lending area has experienced growth of $15.9 million in the first nine months of 1998, offset by the sale of $11.9 million of loans in the second quarter. This growth in the mortgage loan area is attributable to favorable interest rates on these types of loans. The decision was made to sell $11.9 million of mortgage loans in the second quarter as management felt that the portfolio represented an increased amount of interest rate risk, as rates are expected to increase over the next twenty-four months. The loan sale resulted in a net loss of approximately $32 thousand.

       Management expects interest rates to be volatile for the next twelve to twenty-four months. Due to this, management may consider the sale of additional mortgage loans if rates are favorable and conditions within the balance sheet warrant a sale. There are no loans held for sale at September 30, 1998. It is management's expectation that if loans are to be sold in the 4th quarter of 1998, that those loans would have been originated in the same time frame.

        Total securities available-for-sale and fed funds sold increased by $15.8 million through the third quarter of 1998. This increase is due mainly to $11.9 million of mortgage loans which were sold in the second quarter and the payoff in February of this year of over $11 million in two commercial loans, as well as other loan payoffs in the Commercial and Agriculture portfolio's. Management is keeping these funds in a short position within the portfolio to fund future commercial loan growth.

        Total deposits decreased by $2.2 million for the first nine months of 1998, however, the Company has begun to see an inflow of deposits during the first part of the fourth quarter. Deposit growth is difficult in today's financial markets due to the wide variety of higher yielding investment options available to our customers, and this outflow, or disintermediation, is being experienced throughout the banking industry. Management feels that as long as these higher yielding options exist, such as the stock market, banks will have continued problems attracting and retaining deposits. The Company does have other sources of funds that will allow for the continued growth of the Company.

Results_of_Operations__

        Net income was $5,450,000 for the first nine months of 1998 compared to $4,223,000 for the same period in 1997. Earnings per share for the nine months ended September 30, 1998 and 1997 were $1.12 and $.87 per share respectively. Dividends were $.33 per share in the first nine months of 1998 and $.26 per share for the first nine months in 1997.

For the three months ended September 30, 1998, net income was $1,810,000 or $.37 per share with dividends paid of $.13 per share. This compares with net income of $1,446,000 or $.30 per share and dividends of $.08 per share for the same quarter ended September 30, 1997. All per share numbers have been adjusted for the issuance of 981,837 shares for the merger of Chippewa Valley Bancshares.

        Total interest and fee income for the first nine months increased $1.4 million or 5.4% compared to the prior year. This increase is primarily due to the increase in the average balance of earning assets.

Total earning assets were $481.8 and $456.1 million at September 30, 1998 and September 30, 1997. The increase in earning assets is due primarily to the growth in securities and federal funds sold of $26.5 million offset by a reduction in the loan portfolio of $875 thousand. The weighted average interest earned on those assets was 7.95% and 8.01% respectively.

Total interest bearing liabilities at September 30, 1998 and September 30, 1997 were $391.0 and $371.2 million respectively. The weighted interest rate paid for these liabilities has increased from 4.17% at September 30, 1997 to 4.24% at September 30, 1998.

The net effect of the changes in interest earning assets and interest paying liabilities, combined with the repricing that has occurred since September 30, 1997 caused an increase in net interest income of $536 thousand, or 3.5%, for the nine months ended September 30, 1998.

The provision for loan losses for the first nine months of 1998 was $180 thousand compared to $680 thousand for the same period in 1997. This decrease is due to the reserve position at Chippewa Valley Bank being under where management felt necessary in 1997. At the end of the third quarter of 1998, that reserve is considered adequate and sufficient given the makeup of the loan portfolio there.

     Total other expenses increased by $29 thousand for the nine months ended September 30, 1998 compared with the same period in 1997. Occupancy and equipment expense increased by $105 thousand or 8.3% due primarily to technology upgrades and the opening of a new office. Salaries and employee benefits increased $26 thousand or .47% to $5,554,000 for the period ending September 30, 1998 compared to $5,528,000 for the same period in 1997. The increase is due to normal annual merit increases. Additionally, the Company operates in a highly competitive market for lower cost labor, and necessarily maintains base wages higher in order to retain the current staff.

The other non-interest expenses declined $102 thousand for the first nine months of 1998 as compared to the same period in 1997. The primary reasons for the decline is a reduction in computer related expenses and data processing.

Year 2000 Issue  (Y2K)

The Company's subsidiaries, Wayne and Chippewa are almost entirely dependent on computer systems which process transactions relating to lending and deposit functions. Wayne employs the services of a nationally recognized data processing bureau specializing in data processing for financial institutions, While Chippewa operates an in-house data processing center. In addition to its core operating activities the Company also relies on off the shelf hardware and software to conduct business relating to its normal operations.

The Company has inventoried all of its hardware and software relating to computer operated and computer dependent systems, and the Company has completed their assessment of the steps they will need to take to address Y2K problems. The applications have been identified as either Mission Critical or Non-Mission Critical, and timeframes have been established for testing these applications. The Company has contacted the vendors that supply or sercvice the Company's computer operated or computer dependent systems to obtain confirmation that each system is either currently Y2K compliant or is expected to be Y2K compliant. With respect to systems that cannot be confirmed as Y2K compliant the Company will continue to work with the appropriate supplier or servicer to ensure all such systems will be rendered compliant in a timely manner with minimal expense to the Company or disruption to the Company's operations. A contingency plan has been approved by the Board of Directors and Senior Management that is currently being updated to comply with the guidelines issued by the Federal Financial Institutions Council.

In addition to the possible expense related to its own systems, the Company could incur losses if loan payments are delayed due to Y2K problems affecting any of the Company's significant borrowers or impairing the payroll systems of large employers in the Company's primary market area. Because the Company's loan portfolio is highly diversified with regard to individual borrowers and types of businesses, and the Company's primary market area is not significantly dependent on a single employer or industry, the Company does not expect any significant or prolonged Y2K related difficulties that will affect net earnings or cash flow. At this time, the Company anticipates spending approximately $250 thousand related to the Y2K issue, however additional unforseen expenses may be incurred in connection with the Y2K issue.

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

There are several methods employed by the Company to monitor and control interest rate risk. One such method is using a gap analysis. The gap is defined as the repricing variance between rate sensitive assets and rate sensitive liabilities within certain periods. The repricing can occur due to changes in rates on variable rate products as well as maturities of interest-earning assets and interest-bearing liabilities. A high ratio of interest sensitive liabilities, generally referred to as a negative gap, tends to benefit net interest income during periods of falling interest rates as the average rate paid on interest-bearing liabilities declines faster than the average rate earned on interest-earning assets. The opposite holds true during periods of rising interest rates. The Company attempts to minimize the interest rate risk through management of the gap in order to achieve consistent shareholder return.
The Company's Asset and Liability Management Policy is to maintain a fairly neutral gap position of -10% to +10% in both the short- and long-term periods. At September 30, 1998, the Company had a gap position of -3.70% of total assets for a one year period. Another strategy used by the Company is to originate variable rate loans tied to market indices. Such loans reprice on an annual, quarterly, monthly or daily basis as the underlying market index changes. Currently, approximately
28%, of the Company's loan portfolio reprices on at least an annual basis. The Company also invests excess funds in liquid federal funds that mature and reprice on a daily basis.
The Company also maintains all of its securities in the available-for-sale portfolio to take advantage of interest rate fluctuations and to maintain liquidity for loan funding and deposit withdrawals.

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

        ITEM 6 - Exhibits and reports on Form 8-K:

                                NONE


______________________SIGNATURES______________________________

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                                ___Wayne_Bancorp,_Inc.__
                                                        (Registrant)



Date ____November _12,_1998____       ____________________________

                                        David L. Christopher,
                                        Chairman & CEO

Date ____November_12,_1998____       ____________________________

                                        David P. Boyle, CPA
                                        Treasurer