Form 10-K
period 1998-12-31
WAYNE BANCORP INC /OH/
filed 1999-03-29
CIK 788134

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

  (Mark One)
    ___X___  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
             For the fiscal year ended December 31, 1998

    _______  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
             For the transition period from .............................
              ............to........................

             Commission File No. 014612

  WAYNE BANCORP, INC.
  (Exact name of registrant as specified in its charter)

     OHIO                        34-1516142
  (State or other jurisdiction of(IRS Employer Identification Number) incorporation or organization)

  112 West Liberty Street
  PO Box 757
  Wooster, Ohio  44691                    44691
  (Address of principal executive offices)(Zip Code)

  Registrant's telephone number, including area code(330) 264-1222 Securities registered pursuant to section 12(b) ofNone
  Securities registered pursuant to section 12(g) of the Act:

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

  Indicate by check mark if disclosures of delinquent filers in response to item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendments to this
  Form 10-K.
  YES__X___   NO______

  The aggregate market value of voting stock held by non-affiliates of the registrant based on the most recent trade prices of such stock on March 1, 1999:

             Common Stock $1.00 stated value        $138,936,978

  The number of shares outstanding of the issuer's classes of common stock as of March 1, 1999:

             Common Stock $1.00 stated value        4,770,967

  DOCUMENTS INCORPORATED BY REFERENCE
  Portions of the Annual Report to Shareholders for the year ended December 31, 1998 and portions of the Registrant's Proxy Statement for the Annual Shareholders Meeting to be held April 22, 1999 are incorporated by reference into Parts I, II and III.


  TABLE OF CONTENTS
  WAYNE BANCORP, INC.
  FORM 10-K

    PART I                                             PAGE

  Item 1     Business...............................        3
  Item 2     Properties.............................       16
  Item 3     Legal Proceedings......................       16
  Item 4     Submission of matters to a vote of secu       16

    PART II

  Item 5     Market for the Registrant's common stock and
                  related Shareholder matters.......       16
  Item 6     Selected Financial Data................       16
  Item 7     Management discussion and analysis of financial
                  condition and results of operation       16
  Item 7A.   Quantitative and qualitative disclosures about
                  market risk                              16
  Item 8     Financial statements and supplementary        16
  Item 9     Changes in and disagreements with accountants on
                  accounting and financial disclosur       17

   PART III

  Item 10    Directors and Executive Officers of the       17
  Item 11    Executive Compensation.................       17
  Item 12    Security ownership of certain beneficial owners
                  and management                           17
  Item 13    Certain relationships and related trans       17

    PART IV

  Item 14    Exhibits, financial statement schedules and
                  reports on Form 8-K                      17
             Exhibit Index..........................       18
             Signatures.............................       19
                                  PART  I

  ITEM I.    BUSINESS

  General Development of Business:
  Wayne Bancorp, Inc., is a multi-bank holding company, its subsidiaries, Wayne County National Bank (WCNB) and Chippewa Valley Bank (CVB), collectively referred to as the Cpmpany conduct general commercial and retail banking business. Wayne Bancorp, Inc., organized in April, 1986.

  The Company offers a wide range of commercial and personal banking services primarily to its customers in Wayne, Holmes, Medina, Stark and Summit counties in Ohio. These services include a broad range of loan, deposit and trust products, retail investments and various miscellaneous services. Loan products include commercial and commercial real estate loans, a variety of mortgage and construction loan products, installment loans, home equity lines of credit, lines for overdraft protection, Visa and Masrer Card lines of credit and lease financings. Deposit products include interest and non-interest bearing checking accounts various savings accounts, certifi-cates of deposit, and IRA's. The Trust Department provides services in the areas of employee benefits, and personal trusts. Included in retail investments, is the purchasing of mutual funds and annuities, discount brokerage and alternative investments. Miscellaneous services include safe deposit boxes, night depository, United States Savings Bonds, traveler's checks, money orders and cashiers checks, bank-by-mail service, money transfers, wire services, utility bill payments and collections and notary public services. In addition the Company has correspondent relationships with major banks in Cleveland, Cincinnati and Detroit pursuant to which the Company received various financial services. The Subsidiaries account for substantially all of the Company's consolidated assets at December 31, 1998.

  The Company's primary lending area comprises the Ohio counties of Wayne, Holmes, Medina, Stark and Summit. Loans outside this area are considered for creditworthy applicants. Lending decisions are made in accordance with written loan policies designed to maintain loan quality.

  Retail lending products are comprised of credit card loans, overdraft lines, personal lines of credit and installment loans. Credit cards are unsecured credit accounts, on which the credit limits are determined by analysis of two criteria, the borrowers debt service and gross income. Overdraft lines of credit are lines attached to checking accounts to cover overdrafts and/or allow customers to write themselves a loan. Credit limits are based on a
  percentage of gross income and average deposits.   Personal lines of credit
  include lines secured by junior mortgages (home equity) and Private Banking lines which are generally secured by junior mortgages but may be unsecured or secured by other collateral. The lines have a 20 year draw period and may then be renewed or amortized over ten years. Credit limits are determined by comparing three criteria, appraised value, debt service and gross income. Installment loans include both direct and indirect loans. The term can range from three to 180 months, depending upon the collateral which includes new and used automobiles, boats and recreational vehicles as well as junior mortgages and unsecured personal loans. Retail lending underwriting guide-lines include evaluating the entire credit using the "Five C's of Credit," character, capacity, capital, condition and collateral. Credit scoring, analysis of credit bureau ratings and debt to income ratios are the major tools used by the lenders in the underwriting process.

  The Company offers a wide range of mortgage loan programs, including a variety of fixed and adjustable rate mortgages ranging from 120 to 360
  months.   The underwriting guidelines include those similar to consumer loans and those necessary to meet secondary market guidelines. Residential real estate decisions focus on loan to value limits, debt to income and mortgage to income ratios, credit history, and in some cases, whether private mortgage insurance is obtained.
                                        3
  Business credit products include commercial loans and commercial real estate loans and leases. Commercial loans include lines and letters of credit, fixed and adjustable rate term loans, demand and time notes. Commercial real estate loans include fixed and adjustable mortgages. Loans are generally to owner occupied businesses. The portfolio also includes loans to churches, rental property, shopping plazas and residential development loans. Loans to businesses often entail greater risk because the primary source of repayment is typically dependent upon adequate cash flow. Cash flow of a business can be subject to adverse conditions in the economy or a specific industry. Should cash flow fail, the lender looks to the assets of the business and/or the ability of the co-makers to support the debt. Commercial lenders consider the "Five C's of Credit," character, capacity, capital, condition and collateral in making commercial credit decisions

  The Company provides both direct and indirect leasing on a limited basis. The direct leases are for specific equipment and may be open- or closed-end leases. Indirect leases are established by the same methods as an indrect consumer auto finance. Each vehicle is amortized individually over a five year period based on Internal Revenue Code guidelines.

  In addition to the underwriting guidelines followed for specific loan types, the Company has underwriting guidelines common to all loan types. With regard to collateral, the Company follows supervisory limits set forth in Reg-ulation H for transactions secured by real estate. Loans in excess of these guidelines are reported to the Board of Directors on a monthly basis. Loans not secured by real estate are analyzed on a loan by loan basis, based on collateral type guidelines as set forth in the loan policy. Appraisal policies follow and comply with provisions outlined under Title XI of
  FIRREA. All appraisals are done by outside independent appraisers. The Company, as a general rule, gets an appraisal on all real estate trans-actions even when not required by Title XI. Approval procedures include authorities approved by the Board of Directors for individual lenders and loan
  committees.   Retail and residential loans are centrally underwritten by their respective departments. Business credits can be approved by the individual commercial lender or taken to the Loan Committee if it exceeds individual approval limits. The Board of Directors approves aggregate loan committments in excess of $750 thousand up to the respective banks legal lending limit. Loans to Directors and Executive Officers are approved by the Board of Directors.

  The Officers Loan Review Committee meets on a monthly basis. The Committee reviews Bank lending trends, the Past Due Report, the Watch List and various other reports in order to monitor and maintain credit quality. The Committee also reviews on a relationship basis, customers on the Bank's Watch List and credits with aggregate commitments in excess of $300 thousand.

  Revenues from loans accounted for 68%, 69%, and 65% of consolidated revenues in 1998, 1997 and 1996, respectively. Revenues from interest and dividends on investment securities, federal funds sold and mortgage-backed securities accounted for 23% of consolidated revenues, for each of the three years in the period ended December 31, 1998.

  The business of the Registrant is not seasonal to any material degree, nor is it dependent upon a single or small group of customers whose loss would result in a material adverse effect on the Registrant or its subsidiaries.

  Regulation and Supervision
  Wayne Bancorp, Inc., is a corporation organized under the laws of the State of Ohio, the Company is required to file certain reports and periodic information with the United States Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended.

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

                                        4

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

  The Company is a legal entity separate and distinct from its subsidiary Banks. It is anticipated that a significant portion of the Company's revenues, including funds available for payment of dividends (if any) and for operating expenses, will be provided by dividends paid by its Bank subsidiaries. There are statutory limitations on the amount of dividends which may be paid to the Company by its subsidiaries.

  WCNB, a national bank, is subject to supervision, examination and regulation by the Comptroller of the Currency, and CVB, a state chartered bank, is subject to supervision, examination and regulation by the Federal Reserve Board and the Ohio Division of Financial Institutions. Both WCNB and CVB are members of the Federal Reserve System and, as such, are subject to the applicable provisions of the Federal Reserve Act and regulations issued thereunder.

  The Company's deposits are insured by the Federal Deposit Insurance
  Corporation.   Related to that, the Company is subject to provisions of
  the Federal Deposit Insurance Corporation Improvement Act of 1991.  This
  Act is designed to protect the deposit insurance fund, to improve regulation and supervision of insured depository institutions and to improve the reporting information related to financial institutions.

  Management is not aware of any; current recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on the Company.

  Regulatory Capital Requirements
  The Company is required by the various regulatory authorities to maintain certain capital levels. The required capital levels and the Company's capital position at December 31, 1998 are in the table included in Note 14 to the financial statements.

  The Federal Deposit Insurance Corporation sets premiums for deposit insurance based on the Company's capital levels. In the event the Company's levels fall below the minimum requirement the premiums for deposit insurance could rise.

  Government Monetary Policy
  The earnings of the Company are affected primarily by general economic conditions, and to a lesser extent by the fiscal and monetary policies of the federal government and its agencies, particularly the Federal Reserve. Its policies influence the amount of bank loans and deposits and interest rates charged and paid thereon, and thus have an effect on the earnings of the Company's subsidiary Banks.

  Competition
  The banking and financial services industry in the Company's market is highly
  competitive.   The Company's market area encompasses Wayne, Holmes, Medina,
  Stark and Summit Counties in Ohio. The Bank subsidiaries compete for loans and deposits with other commercial banks, savings and loans, finance companies and credit unions. The primary competitive factor is interest rates charged on loans and paid for deposits as well as fees charged for various other products and service.

  Employees
  As of December 31, 1998, the Company had 210 full time employees and 47 part time employees. The Company is not a party to any collective bargaining agreement and management considers its relationship with their employees to be good.

                                        5
  DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
  INTEREST RATES AND INTEREST DIFFERENTIAL
  WAYNE BANCORP, INC.
                                                December 31, 1998
                                           Average
                                            Daily               Yield/
                                           Balance   Interest    Rate
                                          (In thousands of dollars)
  ASSETS                                  ------------------------------
  Interest Earning Assets:
     Loans (including fees)  (1)           $316,743   $28,264      8.92%
     Securities:  (2)
          Taxable                           121,914     7,299      6.05%
          Tax-Exempt  (3)                    28,886     2,292      8.10%
     Federal Funds Sold                      12,938       697      5.39%
                                          --------------------
  TOTAL EARNING ASSETS                      480,481    38,552      8.02%

  Non-earning Assets:
  Cash and due from banks                    17,264
  Premises and Equipment   (net)              8,883
  Other Assets                                7,705
  Less Allowance for Loan Losses             (4,979)
                                          ----------
  TOTAL ASSETS                             $509,354
                                          ==========
  LIABILITIES AND SHAREHOLDERS' EQUITY
  Interest Bearing Liabilities:
     Transaction Accounts                    97,991     2,799      2.86%
     Savings                                 80,012     2,367      2.96%
     Time Deposits                          175,335     9,479      5.41%
      Borrowed Funds                         37,348     1,686      4.51%
                                          --------------------
  TOTAL INTEREST BEARING LIABILITIES        390,686    16,331      4.18%
  Non-Interest Bearing Liabilities:
     Demand Deposits                         56,342
     Other Liabilities                        4,293
                                          ----------
  TOTAL LIABILITIES                         451,321

  Shareholders' Equity                       58,033
                                          ----------
  TOTAL LIABILITIES AND
             SHAREHOLDERS EQUITY           $509,354
                                          ==========

             NET INTEREST INCOME                      $22,221
                                                    ==========

                        NET YIELD ON INTEREST EARNING ASSETS       4.62%
                                                              ==========
  (1)   Nonaccrual loans are included in the average loan balance.
  (2) Average balance includes unrealized gains and losses while yield is based on amortized cost.
  (3) Interest income on tax exempt securities includes a taxable equivalent adjustment using a 34% tax rate.
                                        6

  DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
  INTEREST RATES AND INTEREST DIFFERENTIAL
  WAYNE BANCORP, INC.
                                                December 31, 1997
                                           Average
                                            Daily               Yield/
                                           Balance   Interest    Rate
                                          (In thousands of dollars)
  ASSETS                                  ------------------------------
  Interest Earning Assets:
     Loans (including fees)  (1)           $306,193   $27,529      8.99%
     Securities:  (2)
          Taxable                           111,278     6,952      6.26%
          Tax-Exempt  (3)                    28,134     2,298      8.21%
     Federal Funds Sold                       5,253       291      5.54%
                                          --------------------
  TOTAL EARNING ASSETS                      450,858    37,070      8.22%

  Non-earning Assets:
  Cash and due from banks                    17,832
  Premises and Equipment   (net)              8,561
  Other Assets                                7,670
  Less Allowance for Loan Losses             (4,354)
                                          ----------
  TOTAL ASSETS                             $480,567
                                          ==========
  LIABILITIES AND SHAREHOLDERS' EQUITY
  Interest Bearing Liabilities:
     Transaction Accounts                    78,810     2,128      2.70%
     Savings                                 81,704     2,458      3.01%
     Time Deposits                          172,898     9,392      5.43%
     Short Term Borrowings                   32,476     1,545      4.76%
                                          --------------------
  TOTAL INTEREST BEARING LIABILITIES        365,888    15,523      4.24%
  Non-Interest Bearing Liabilities:
     Demand Deposits                         56,920
     Other Liabilities                        4,247
                                          ----------
  TOTAL LIABILITIES                         427,055

  Shareholders' Equity                       53,512
                                          ----------
  TOTAL LIABILITIES AND
             SHAREHOLDERS EQUITY           $480,567
                                          ==========

             NET INTEREST INCOME                      $21,547
                                                    ==========

                        NET YIELD ON INTEREST EARNING ASSETS       4.78%
                                                              ==========
  (1)   Nonaccrual loans are included in the average loan balance.
  (2) Average balance includes unrealized gains and losses while yield is based on amortized cost.
  (3) Interest income on tax exempt securities includes a taxable equivalent adjustment using a 34% tax rate.
                                        7

  DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
  INTEREST RATES AND INTEREST DIFFERENTIAL
  WAYNE BANCORP, INC.
                                               December 31, 1996
                                           Average
                                            Daily               Yield/
                                           Balance   Interest    Rate
                                          (In thousands of dollars)
  ASSETS                                  ------------------------------
  Interest Earning Assets:
     Loans (including fees)  (1)           $276,872   $25,329      9.15%
     Securities:  (2)
          Taxable                           114,939     7,077      6.17%
          Tax-Exempt  (3)                    27,581     2,271      8.28%
     Federal Funds Sold                       6,402       338      5.28%
                                          --------------------
  TOTAL EARNING ASSETS                      425,794    35,015      8.22%

  Non-earning Assets:
  Cash and due from banks                    16,498
  Premises and Equipment   (net)              8,458
  Other Assets                                7,791
  Less Allowance for Loan Losses             (4,371)
                                          ----------
  TOTAL ASSETS                             $454,170
                                          ==========
  LIABILITIES AND SHAREHOLDERS' EQUITY
  Interest Bearing Liabilities:
     Transaction Accounts                    81,656     2,089      2.56%
     Savings                                 78,792     1,933      2.45%
     Time Deposits                          168,063     9,497      5.65%
     Short Term Borrowings                   26,092     1,246      4.78%
                                          --------------------
  TOTAL INTEREST BEARING LIABILITIES        354,603    14,765      4.16%
  Non-Interest Bearing Liabilities:
     Demand Deposits                         46,777
     Other Liabilities                        3,991
                                          ----------
  TOTAL LIABILITIES                         405,371

  Shareholders' Equity                       48,799
                                          ----------
  TOTAL LIABILITIES AND
             SHAREHOLDERS EQUITY           $454,170
                                          ==========

             NET INTEREST INCOME                      $20,250
                                                    ==========

                        NET YIELD ON INTEREST EARNING ASSETS       4.76%
                                                              ==========
  (1)  Nonaccrual loans are included in the average loan balance.
  (2) Average balance includes unrealized gains and losses while yield is based on amortized cost.
  (3) Interest income on tax exempt securities includes a taxable equivalent adjustment using a 34% tax rate.
                                        8

  SUMMARY OF NET INTEREST INCOME CHANGES
  WAYNE BANCORP, INC.

  The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the major components of interest earning assets and interest bearing liabilities. (In thousands of dollars)

                         1998   vs   1997            1997   vs   1996
  ----------------------------------------------------------------------
                      Increase (Decrease)(1)   Increase (Decrease)(1)
                       Volume    Rate    Net    Volume    Rate    Net
  -----------------------------------------------------------------------

  Interest Income:

   Loans                 $948   ($213)   $735   $2,683   ($483)   $2,200
   Securities:
     Taxable              437     (90)    347     (226)    101      (125)
     Non-taxable (2)       62     (68)     (6)      46     (19)       27
   Federal Funds Sold     426     (20)    406      (61)     14       (47)
                   --------------------------------------------------------
  Total Interest Income 1,873    (391)  1,482    2,442    (387)    2,055

  Interest Expense:

   Transaction
     Accounts             518     153     671     (73)     112        39
   Savings                (51)    (40)    (91      71      454       525
   Time Deposits          132     (45)     87     273     (378)     (105)
   Short-term
     Borrowings           232     (91)    141     305       (6)      299
                        -------------------------------------------------------
  Total Interest Expense  831     (23)    808     576      182       758
                        --------------------------------------------------------
  Net Interest Income  $1,042    ($368)  $674  $1,866    ($569)   $1,297
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

  (2) Interest income on tax exempt securities includes the effects of taxable equivalent adjustments using a 34% tax rate for each year.
                                        9
  INVESTMENT PORTFOLIO
  WAYNE BANCORP, INC.

  The following table sets forth the year-end carrying value of securities available-for-sale for the last three years: (In thousands of dollars)
                                             1998      1997      1996
  By type:                                ------------------------------
       U.S. Treasury and Other U.S.
         Government Agency Obligations      $74,632   $53,929   $64,583
       Mortgage-backed Securities            21,352    27,709    21,295
       States and Political Subdivisions     37,186    20,080    21,126
       Other                                 41,837    20,709    16,492
                                          ------------------------------
            Total                          $175,007  $122,427  $123,496
                                          ==============================


  The following table sets forth the year-end carrying value of securities held-to-maturity for the last three years: (In thousands of dollars)

  (In thousands of dollars)
                                             1998      1997      1996
  By type:                                ------------------------------
       U.S. Treasury and Other U.S.
        Government Agency Obligations            $0    $5,002    $8,555
       Mortgage-backed Securities                 0         0        54
       States and Political Subdivisions          0     6,823     7,129
       Other                                      0     7,670     6,025
                                          ------------------------------
            Total                                $0   $19,495   $21,763
                                          ==============================

  The following table sets forth the maturity distribution and yields on securities available-for-sale at December 31, 1998 (In thousands of dollars):
                                 One Year or Less   One to Five Years
                                 Carrying            Carrying
                                   Value    Yield     Value     Yield
                                 ---------------------------------------
       U.S. Treasury and Other
        U.S. Government Agency
        Obligations               $25,814      5.84%  $48,818      5.82%
       Mortgage-backed Securities   2,586      5.48%   11,011      6.39%
       States and Political
        Subdivisions                5,077      5.54%   23,247      4.98%
       Other                       18,163      5.78%   20,953      5.93%
                                 ---------------------------------------
                                  $51,640      5.77% $104,029      5.71%
                                 =======================================
                                 Five to Ten Years  Over Ten Years
                                 Carrying            Carrying
                                   Value    Yield     Value     Yield
                                 ---------------------------------------
       U.S. Treasury and Other
        U.S. Government Agency
        Obligations                    $0      0.00%       $0      0.00%
       Mortgage-backed Securities   6,385      6.40%    1,370      7.43%
       States and Political
        Subdivisions                7,506      4.89%    1,356      5.65%
       Other                            0      0.00%    2,721      5.56%
                                 ---------------------------------------
                                  $13,891      5.58%   $5,447      6.05%
                                 =======================================

  Note: Yield represents the weighted average yield to maturity. Yield on states and political subdivisions are not calculated on a tax equivalent basis. Mortgage-backed obligations are distributed based on contractual maturity.

  Excluding those holdings of the securities portfolio in U.S. Treasury securities and other agencies and corporations of the U.S. Government, there were no securities of any one issuer which exceeded 10% of consolidated shareholders' equity at December 31, 1998.
                                       10

  LOAN PORTFOLIO
  WAYNE BANCORP, INC.

  The Company's commercial loans are extended primarily to local businesses. The Company also extends credit to customers through installment loans, vehicle and equipment leases, and revolving credit arrangements. The remain-ing portfolio consists primarily of residential mortgage loans (1-4 family dwellings) and mortgage loans on commercial property. The following tables set forth the composition of the loan portfolio for the last five years.

  (in thousands of dolla  1998     1997      1996      1995      1994
                        ------------------------------------------------
  Real Estate           $143,072 $135,824  $114,649  $106,997   $99,144
  Installment & Credit
    Cards                 48,684   52,940    54,441    56,406    49,070
  Commercial &
    Industrial           129,504  131,998   117,016   104,703    96,126
  Lease Financings         2,835    3,317     2,774     2,888     2,344
  Other Loans                104      191        39        37        30
                        ------------------------------------------------
                        $324,199 $324,270  $288,919  $271,031  $246,714
                        ================================================

  The maturity distribution of the loan portfolio is a key factor in evaluating the risk characteristics of the loan portfolio and the future profitability of the portfolio. The maturity distribution and interest rate sensitivity of the loan portfolio and other balance sheet items at year end 1998 is included on page 28 of the 1998 Annual Report to Shareholders, and is incor-porated herein by reference.

  The maturity distribution and interest rate sensitivity of Commercial and Industrial loans at December 31, 1998 are as follows (In thousands of dollars):

                                              Maturity (1)
                                 ---------------------------------------
                                  Within    1 to 5   After 5
                                  1 Year    Years     Years     Total
                                 ---------------------------------------
  Commercial and Industrial...... $28,368   $40,588   $27,494   $96,450
  Commercial real estate.........  19,063    12,326     1,665    33,054
  Construction...................   3,642         0         0     3,642
                                ---------------------------------------
            Total................ $51,073   $52,914   $29,159  $133,146


  Fixed rate loans...............  19,069    46,225     3,193    68,487
  Variable rate loans............  32,004     6,689    25,966    64,659
                                 ---------------------------------------
            Total................ $51,073   $52,914   $29,159  $133,146
                                 =======================================

  (1) Based on scheduled principal repayments.
                                       11

  The following table summarizes past due, non-accrual and restructured loans:
    (In thousands of dollars)
                           1998     1997      1996      1995      1994
                        ------------------------------------------------
  Accruing loans past
   due 90 days or more
   as to principle or
   interest                 $288     $285      $188      $455      $164
  Non-accrual loans            0      205     1,497        15        22
  Restructured loans         271        0         0         0         0
                        ------------------------------------------------
                            $559     $490    $1,685      $470      $186
                        ================================================

  The effect of non-performing loans was as follows:

                                                     December 31, 1998
                                                   --------------------
  Interest income due on non-performing loans in
    accordance with the original terms of the loan          $16
  Less:  Interest income on non-performing loans
    reflected in income                                       3
                                                      ----------
  Net reduction in interest income                          $13
                                                      ==========

  The policy for placing loans on non-accrual status is to stop the accrual of interest when it is likely that the collection of interest is deemed doubtful, or when loans are past due as to principle or interest 90 days or more. In certain cases, interest accruals are continued on loans 90 days past due if they are deemed to be adequately secured and in the process of collection.

  The Company had no impaired loans at December 31, 1998. The Company had impaired loans with a combined balance of $205 thousand at December 31, 1997. The impaired loans had $69 thousand of the allowance for loan losses allocated at December 31, 1997, however, the entire allowance is available for any losses that may occur. Impaired loans averaged $153 thousand in 1998 and $1.1 million in 1997. Income recognized during the year ended
  December 31, 1998 and 1997 amounted to $16 thousand and $48 thousand.
  Interest income recognized on the cash basis for the year ended
  December 31, 1998 and 1997 totaled $3 thousand and $12 thousand.  The
  Company had impaied loans with a combined balance of $1.5 million at December 31, 1996. These impaired loans had $535 thousand of the allowance for loan losses allocated at December 31, 1996. Income recognized during the year ended December 31, 1996 amounted to $100 thousand. Interest income recognized on the cash basis was $82 thousand.

  Impaired loans are comprised of commercial and commercial real estate loans, and are carried at the present value of expected future cash flows, discounted at the loan's effective interest rate or at a fair value of collateral, if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans.

  Smaller balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage and construction loans secured by 1-4 family properties, consumer, credit card and home equity loans. Such loans are included in non-accrual and past due disclosures above, but not in impaired loan totals. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. In addition, loans held-for-sale and leases are excluded from consideration of impairment. When analysis of borrower operating results and financial condition indicates that the borrower's underlying cash flows are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Impaired loans, or portions thereof, are charged-off when deemed uncollectible.

  As of December 31, 1998, there were no potential problem loans for which management has doubt as to the borrower's ability to comply with the present repayment terms, which are not disclosed as past due 90 days or more, non-accrual or restructured. These loans and their potential loss exposure has been considered in the analysis of the adequacy of the reserve for loan losses prepared by management and included on page 14 of this filing.
                                       12
  In all years presented, there were no material amount of loans excluded from the amounts disclosed as non-accrual, past due 90 days or more, restructured, or potential problem loans, which may have been classified by the regula-tory examiners as loss, doubtful or substandard.

  There were no foreign loans outstanding at December 31, 1998, 1997 or 1996.

  As of December 31, 1998, there were no concentrations of credit greater than 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Guide 3, Item III. A.

  As of December 31,1998, there are no other interest bearing assets that would require disclosure under Guide 3, Item III. C. 1. or C. 2., if such assets were loans.

  SUMMARY OF LOAN LOSS EXPERIENCE
  WAYNE BANCORP, INC.

  In the normal course of business, the Company assumes risk by extending credit. The Company manages this risk through its lending policy, loan review procedures and personal contact with the borrower.

  In determining the adequacy of the allowance for loan losses, management evaluates past loan loss experience, present and anticipated economic con-ditions and credit-worthiness of its borrowers. The allowance for loan losses is increased by provisions charged to operations and recoveries of loans previously charged off. The allowance is reduced by loans charged-off when they are deemed uncollectible by the Bank's management. The following table containes information relative to the loan loss ex-perience for the last five years ending December 31: (In thousands of dollars)

                           1998     1997      1996      1995      1994
                        ------------------------------------------------
  Allowance for loan
   losses at the
   beginning of the year   $4,923   $4,274    $4,283    $3,937    $3,485

  Loans charged off:
    Real Estate                23      236         0         0         0
    Installment &
      Credit Card             260      264       342       271       188
    Lease Financings            4       10         0         1         0
    Commercial &
      Industrial              196       41       173        15        31
                         ------------------------------------------------
  Total Loans Charged Off     483      551       515       287       219

  Recoveries on loans
    charged off:
     Real Estate                1        0         2         0         0
     Installment &
      Credit Card             205      187       153       151       168
     Lease Financings           3        7         0       139         7
     Commercial &
      Industrial               27      100        51       113       102
                         ------------------------------------------------
  Total Recoveries            236      294       206       403       277

  Net Loans Charged Off       247      257       309      (116)      (58)

  Provision for Loan Losses   240      906       300       230       394
                        ------------------------------------------------
  Allowance for Loan
   Losses at the End
   of the Year             $4,916   $4,923    $4,274    $4,283    $3,937
                        ================================================

  Ratio of net charge-offs
  during the year to average
  outstanding loans
  during the year.          0.08%    0.08%     0.11%    -0.04%    -0.02%
                                       13

  The following table shows a year-end breakdown of the allowance for loan losses allocated by loan category. While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific identified problem loans, the entire allowance is available for any loan charge-offs that occur. (In thousands of dollars)

                             1998     1997      1996      1995      1994
                         ------------------------------------------------
  Real Estate                $253     $246      $554      $245      $252
  Installment & Lease         102      106        85        92       120
  Commercial & Industrial   1,796    1,903     1,425       399       483
  Credit Card Receivable        9       10        22        22        25
  Other Loans                  13        1         0         0         0
  Unallocated               2,743    3,657     2,188     3,525     3,057
                        ------------------------------------------------
                           $4,916   $5,923    $4,274    $4,283    $3,937
                        ================================================

  Percent of loans in each category to total loans

                            1998     1997      1996      1995      1994
                        ------------------------------------------------
  Real Estate                 44%      42%       40%       39%       40%
  Installment & Credit
   Card                       15%      16%       19%       21%       20%
  Other Loans                 40%      41%       40%       39%       39%
  Lease Financings             1%       1%        1%        1%        1%
  Other Loans                  0%       0%        0%        0%        0%
                        ------------------------------------------------
                             100%     100%      100%      100%      100%
                        ================================================

  Management's allocation of the allowance for loan losses is based on several factors. First, consideration is given to the current portfolio. Management has an internal loan review function that is designed to identify problem and impaired loans and the losses that may be expected if the borrower is unable to continue servicing the debt. Management will use the amount of loss that is expected on those loans. The second step is to review the prior charge-off history of each category of loan. In this step, management will review the prior three year average charge-offs and compare that to the expected loss identified in the first step and will adjust the allocation accordingly. The third step is to review any loans that have been classi-fied by the regulatory examiners and allocate the specific loss portion that is determined by the examiners.

  At December 31, 1998 the ratio of the reserve for loan losses to total net loans and leases was 1.51%, and the ratio of loans 30 days or more past due and still accruing as a percentage of total net loans and leases was .41%. Based on these ratios, Management believes the current allowance for loan and lease losses is adequate to absorb probable future losses.

  At December 31, 1997, the Company had allocated $69 thousand of the allowance
  for loan losses for impaired loan balances.   See Footnote 5 to the consol-
  idated financial statements for 1998, which is incorporated herein by reference.
                                       14
  DEPOSITS
  WAYNE BANCORP, INC.

  The following tables present the average deposit amounts and the rates paid on those deposits for the last three years (in thousands of dollars).

                                              Year End December 31,
                                             1998      1997      1996
  Amount:                                 ------------------------------
     Non-interest bearing demand            $56,342   $56,920   $46,777
     NOW and money market accounts           97,991    78,810    81,656
     Savings                                 80,012    81,704    78,792
     Time deposits                          175,335   172,898   168,063
                                          ------------------------------
                                           $409,680  $390,332  $375,288
                                          ==============================

  Average rate for the year:
     Non-interest bearing demand                  0%        0%        0%
     Interest bearing demand                   2.86%     2.70%     2.56%
     Savings                                   2.96%     3.01%     2.45%
     Time deposits                             5.41%     5.43%     5.65%


  The maturity distribution of certificates of deposit of $100,000 or more at December 31, 1998 are as follows (in thousands of dollars):


  Three months or less                                           $5,992
  Over three months through six months                            2,982
  Over six months through twelve months                           7,391
  Over twelve months                                              8,946
                                                              ----------
       Total                                                    $25,311
                                                              ==========


  RETURN ON EQUITY AND ASSETS
  WAYNE BANCORP, INC.

  The following table sets for operating and capital ratios of the Company calculated on average daily balances:

                                                Year End December 31,
                                               1998      1997      1996
                                          ------------------------------
  Return on Average Assets                     1.44%     1.19%     1.43%
  Return on Average Equity                    12.60%    10.69%    13.34%
  Dividend Payout Ratio                       31.95%    31.38%    24.50%
  Average Equity to Average Asset Ratio       11.39%    11.13%    10.74%


  The following table represents information on federal funds purchased and securities sold under agreements to repurchase for the last three years:
  (In thousands of dollars)

                                                 Year End December 31,
                                               1998      1997      1996
                                          ------------------------------
  Amount outstanding at year end            $36,945   $37,503   $31,496
  Weighted average interest rate               4.00%     4.78%     4.36%
  Maximum outstanding at any month-end       39,013    37,665    35,442
  Average outstanding during the year        35,835    31,465    25,863
  Weighted average rate during the year        4.40%     4.79%     4.65%
                                       15

  The Company enters into sales of securities under agreements to repurchase for periods up to 29 days, which are treated as financings and reflected in the consolidated balance sheet as a liability. The Company has borrowing lines of credit, "federal funds purchased," extended by correspondent banks.
  At December 31, 1998 the Company had $22.6 million of available credit, of which none was used.

  The Company also obtains funding from the Federal Home Loan Bank (FHLB) of Cincinnati. The FHLB borrowings consist of both fixed and variable rate notes, and are secured by a blanket pledge of the Company's one-to-four family residential real estate loan portfolio and FHLB stock. Principal balances on these borrowings were $2,558,000 and $824,000 at December 31, 1998 and 1997, and the weighted-average interest rate on these borrowings was 5.58% and 6.58% respectively.

  ITEM 2.    PROPERTIES

  The principal offices of the Company and WCNB are located at 112 West Liberty Street, Wooster, Ohio, while the principal offices of CVB are located at 20 South Main Street, Rittman, Ohio. At December 31, 1998, the Company owned
  18 of its 21 facilities and leased the remaining three, all of which are located in the State of Ohio. The Company operates 14 offices in Wayne County, four in Medina County, and one in each of the counties of Holmes, Stark and Summit.

  ITEM 3.    LEGAL PROCEEDINGS

  There is no pending litigation of a material nature in which the Company is involved and no such legal proceedings were terminated during the fourth quarter of 1998. Furthermore, there are no material proceedings in which any director, officer or affiliate of the Registrant, or any associate of such director of officer, is a party, or has a material interest, adverse to the Company. As a part of its ordinary course of business, the Company may be a party to lawsuits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts and involving the collection of past due accounts. All such litigation is incidental to the Company's business.

  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  During the fourth quarter of the year ended December 31, 1998, there were no matters submitted to a vote of security holders.

                                  PART II

  ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                        STOCKHOLDER MATTERS

  Reference is made to the section entitled "Dividend and Market Price Data" on Page 4 of the 1998 Annual Report to Shareholders for information pertaining to the principal market for the Registant's Common Stock, market prices, number of shareholders and dividends, which is incorporated herein by reference. Reference is made to Note 14, "Regulatory Matters" on page 18 of the 1998 Annual Report to Shareholders for information concerning dividend restrictions, which is incorporated herin by reference.

  ITEM 6.    SELECTED FINANCIAL DATA

  Reference is made to the table entitled "Five Year Financial Summary" on page 3 of the 1998 Annual Report to Shareholders, which is incorporated herein by reference.

  ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

  Reference is made to the section entitled "Management Discussion and Analysis" on pages 20 through 29 of the 1998 Annual Report to Shareholders which is incorporated herein by reference.

  ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Reference is made to the section entitled "Asset and Liability Management" on page 27 and 28 of the 1998 Annual Report to Shareholders which is incor-porated herein by reference.

  ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Consolidated Financial Statements, Management's Responsibility for the Financial Statements Letter, and Report of Independent Auditors are included on pages 7 through 19 of the 1998 Annual Report to Shareholders, which is incorporated herein by reference.
                                       16

  ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURES

  No changes in or disagreements with the independent accountants or accounting and financial disclosures have occurred.

                                 PART III

  ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Reference is made to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 1999 for information as to the directors and nominees for directorships of the Registrant, including other directorships held by such director, or persons nominated to become a director, of the Registrant and executive officers of the Registrant which information is incorporated herein by reference.

  ITEM 11.   EXECUTIVE COMPENSATION

  Reference is made to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 1999 for information regarding compen-sation paid in excess of $100,000 to executive officers of the Registrant and to the Registrant's Proxy Statement with respect to Salaried Employees Profit Sharing Plan, which is incorporated herein by reference.

  ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                               MANAGEMENT

  Reference is made to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 1999 for information regarding beneficial ownership of the Company's stock which information is incorporated herein by reference.

  ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Reference is made to the Registrant's Proxy Statement which is incorporated herein by reference.

                                  PART IV

  ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
             FORM 8-K

  (a) (1) and (2)  Financial Statements and Schedules

  The following financial statements and reports of Independent Auditors appear on pages 8 through 19 of the Company's 1998 Annual Report to Shareholders which financial statements are incorporated herein by reference and attached hereto:

           Report of Crowe, Chizek and Company LLP, Independent Auditors Consolidated Balance Sheets, December 31, 1998 and 1997 Consolidated Statements of Income and Comprehensive Income, Years
                Ended December 31, 1998, 1997, and 1996
           Consolidated Statements of Cash Flows, Years Ended
                December 31, 1998, 1997, and 1996
           Consolidated Statements of Shareholders' Equity, Years Ended
                December 31, 1998, 1997, and 1996
           Notes to Consolidated Financial Statements

  Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                                17
  (3)  Listing of Exhibits

  Exhibit
  Number
  -----------
      3(a)   Amended Articles of Incorporation of Wayne Bancorp, Inc., were filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and are incorporated herein by reference.
      3(b)   Wayne Bancorp, Inc., Amended Code of Regulations (Bylaws) were filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and is incorporated herein by reference.
      9(a)   Trust Division Policy - voting own Bank stock was filed with the
             Company's Annual Report on Form 10-K for the year ended
             December 31, 1987 and is incorporated herein by reference.
      9(b)   Trust Division Policy - proxy voting policy was filed with the
             Company's Annual Report on Form 10-K for the year ended
             December 31, 1987 and is incorporated herein by reference.
      10     Wayne County National Bank Salaried Employee Profit Sharing
             Trust was filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1986 and is incorporated herein by reference.
     10(a)   Salaried Employee Profit Sharing Plan Amended effective
             January 1, 1987 was filed with the Company's Annual Report on
             Form 10-K for the year ended December 31, 1987 and is incor-
             porated herein by reference.
     10(b)   Employee Stock Ownership Plan effective on January 1, 1987 was filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1987 and is incorporated herein by reference.
     10(c)   Change in Control Agreements were filed with the Company's Form
             10-Q dated September 30, 1998 and is incorporated herein by reference.
     10(d)   The 1999 Incentive Stock Option Plan as recommended by the Board of Directors is filed with the Company's, 1998, Notice of Annual
             Shareholders' Meeting and is incorporated herein by reference.
      13     Annual Report to Shareholders for the year ended
             December 31, 1998.
      21     Subsidiaries of the Registrant
      27     Financial Data Schedule
      28     Notice of Annual Shareholders' Meeting

  (b)  Reports on Form 8-K

  There were no Form 8-K's filed during the last quarter of the period covered by this report.

                                       18
  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Wayne Bancorp, Inc.

  Date:      March 24, 1999               By:_____________________________
                                                    Secretary/Treasurer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the Capacities and on dates as indicated.

  Signature             Capacity with Registrant              Date

  David L. Christopher                                March 30, 1999
  ______________________                            ____________________
  David L. Christopher  Director, Chairman of the
                        Board, and CEO
  Philip S. Swope                                     March 30, 1999
  ______________________                            ____________________
  Philip S. Swope       Chairman, President and CEO,
                        Chippewa Valley Bank
  James O. Basford                                    March 30, 1999
  ______________________                            ____________________
  James O. Basford      Director

  David P. Boyle                                      March 30, 1999
  ______________________                            ____________________
  David P. Boyle, CPA   President and Chief
                        Operating Officer, Wayne
                        County National Bank

  Gwenn E. Bull                                       March 30, 1999
  ______________________                            ____________________
  Gwenn E. Bull         Director

  Dennis B. Donahue                                   March 30, 1999
  ______________________                            ____________________
  Dennis B. Donahue     Director

  B. Diane Gordon                                     March 30, 1999
  ______________________                            ____________________
  B. Diane Gordon       Director

  John C. Johnston                                    March 30, 1999
  ______________________                            ____________________
  John C. Johnston, III Director

  Darcy B. Pajak                                      March 30, 1999
  ______________________                            ____________________
  Darcy B. Pajak        Director

  Stephen L. Shapiro                                  March 30, 1999
  ______________________                            ____________________
  Stephen L. Shapiro    Director

  Jeffrey E. Smith                                    March 30, 1999
  ______________________                            ____________________
  Jeffrey E. Smith      Director

  David E. Taylor                                     March 30, 1999
  ______________________                            ____________________
  David E. Taylor       Director

  Bala Venkataraman                                   March 30, 1999
  ______________________                            ____________________
  Bala Venkataraman     Director




                                       19
  EXHIBIT (21)

  SUBSIDIARIES OF THE REGISTRANT

                          NAME               STATE OF INCORPORATION


             Wayne County National Bank                 Ohio

             Chippewa Valley Bank                       Ohio

             Wayne National Corporation                 Ohio











  FIVE YEAR FINANCIAL SUMMARY (1)
  (In thousands of dollars except per share data)

                               For the Years Ended December 31,
                            1998     1997      1996      1995      1994
    ----------------------------------------------------------------------
  Statement of Income Summary:
   Total Operating Income   $41,497  $39,866   $38,684   $34,283   $29,781
   Total Operating Expense   31,374   31,225    29,426    26,739    23,000
   Total Interest Income     37,773   36,289    34,243    31,067    26,781
   Total Interest Expense    16,331   15,523    14,765    13,050    10,184
   Net Interest Income       21,442   20,766    19,478    18,017    16,597
   Provision for Loan           240      906       300       230       346
   Income Before Income
    Tax Exense               10,123    8,641     9,258     7,544     6,781
   Income Tax Expense         2,811    2,921     2,748     2,147     1,853
   Net Income                 7,312    5,720     6,510     5,397     4,928


  Per Share Data:
   Net Income                 $1.50    $1.16     $1.32     $1.09     $1.01
   Cash Dividends              0.48     0.42      0.37      0.34      0.29
   Book Value                 12.18    11.36     10.50      9.59      8.68

  Balance Sheet Data:
   Total Loans and
    Leases                $324,663 $324,833  $289,391  $271,578  $247,111
   Allowance for
     Loan losses            4,916    4,923     4,274     4,283     3,937
   Securities             175,007  141,922   154,229   126,306   124,775
   Total Deposits         435,143  409,891   396,639   360,707   342,846
   Shareholders'
      Equity               59,067   55,810    51,592    47,195    42,519
   Total Assets           538,677  508,378   484,032   432,300   404,902

  Other Data:
   Employees                  257      262       251       252       240
   Shareholders             1,452    1,484     1,434     1,391     1,375
   Cash Dividends          $2,336   $1,795    $1,595    $1,470    $1,273
   Cash Dividends
    as a Percent
    of Net Income          31.95%   31.38%    24.50%    27.24%    25.83%

  Financial Ratios:
   Return on Average
    Assets                1.44%    1.19%     1.43%     1.32%     1.27%
   Return on Beginning
    Equity               13.10%   11.09%    13.79%    12.69%    12.63%
   Equity to Assets      10.97%   10.98%    10.66%    10.92%    10.50%
   Loans to Deposits     74.61%   79.25%    72.96%    75.29%    72.08%
   Loans to Total
    Assets               60.27%   63.90%    59.79%    62.82%    61.03%
   Allowance for Loan
    Losses to Total
    Loans and Leases      1.51%    1.52%     1.48%     1.58%     1.59%

  1. This summary should be read in conjunction with the related Consolidated Financial Statements and Notes to the Financial Statements. Per share data has been retroactively adjusted for stock dividends, stock splits and the acquisition of Chippewa Valley Bancshares, Inc.

  2. Operating income for 1996 includes a gain on the sale of the WCNB's credit card portfolio of $824,000. The after tax effect on net income was $544,000, or $.11 per share.

  SHAREHOLDER INFORMATION

  Executive Offices              Transfer Agent
  112 West Liberty Street        Registrar & Transfer Company
  P.O. Box 757                   10 Commerce Drive, Cranford NJ 07016
  Wooster, Ohio 44691            Attn: Transfer Department
  (330) 264-1222                 800-368-5948 * Fax: 908-272-1006

  All common shares of Wayne Bancorp, Inc. are voting shares and are traded on
  NASDAQ, under the symbol "WNNB," as a Small Cap Issue.   At December 31, 1998
  there are 4,849,974 shares outstanding and 1,452 shareholders of record.
  The range of market prices are compiled from data provided by the national market system.



  DIVIDEND AND MARKET PRICE DATA

                                                       Cash
                                                     Dividends
  Quarter Ended                     High      Low       Paid
  -----------------------------------------------------------
  1998       March 31............  $47.75    $38.50     $0.09
             June 30.............   40.25     34.38      0.11
             September 30........   37.00     28.50      0.13
             December 31.........   35.75     29.00      0.15

  1997       March 31............  $38.50    $30.38     $0.10
             June 30.............   40.25     36.50      0.10
             September 30........   42.00     37.75      0.11
             December 31.........   48.50     40.25      0.11


  FORM 10-K

  A copy of the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission is available to shareholders without charge. To obtain a copy, direct your request to David P. Boyle, Treasurer P.O. Box 757, Wooster, OH 44691.


  To Our Shareholders

  We are delighted to report to you that 1998 was another very successful year for your company. Rather than review all of the year's financial data, which you can get in detail throughout this annual report, we would like to use our allotted space to discuss other highlights of 1998.

  Since the merger of Chippewa Valley Bank into Wayne Bancorp, Inc., which occurred in the first quarter of 1998, we have spent many days in meetings to ensure that all of the numerous changes occurring within both organizations would be as invisible and nondisruptive as possible to our customers, associates and communities we serve. We still have some things to accom-plish, such as fully integrating our systems, so that our customers can use any of our combined 21 locations for any or all of their financial needs.

  Chippewa Valley Bank, for example, is in the final phase of implementing a major technology upgrade that was initiated in the fourth quarter of 1997. This project involves internal computer, document processing, communications and telephone banking systems.

  In march 1998, Wayne County National Bank completed a bank-wide conversion to new Information Technology, Inc. financial software through its data processor, EDS. This conversion places Wayne County National Bank onto the same software as Chippewa Valley Bank's in-house system, which is believed to be year 2000 (Y2K) compliant. Complete testing for Y2K compliance will be completed by April 1999.

  Both banks have been testing various software applications and hardware in use throughout 1998, and we have found very few Y2K concerns, all of which have been addressed and fixed. We do not anticipate any internal or external surprises that will cause problems when we reach the year 2000. Also, we have surveyed our major customers about the progress they are making regarding the Y2K issue, and have found that most are confident their own systems are compliant or soom will be. For those few customers who are a little behind on Y2K testing, we are reviewing them on a quarterly basis.

  During 1998, Wayne County National Bank established its own web site, www.wcnbwooster.com and Chippewa Valley Bank is updating its web site, www.chipbank.com, to complement Wayne County's. We have found that customer usage of these web sites is growing, both in terms of number of hitsas well as duration of time spent on the site by the users.

  In its first full year of service, Wayne County National Bank's new North Towne Banking Center handled more than 106,000 financial transactions. In addition, the ATM at that location has already become one of our most popular and profitable sites. We are pleased with the customer response of this new location.

  The Company's Trust and Investments Division experienced another outstanding year with total assets under management growing by $29 million, resulting in an all time record of $314 million. The division also generated $1.4 million in gross fee income for the company, which is another record.

  Also during 1998, Wayne County National Bank introduced an alternative invest-ment program through Primevest Financial Services, Inc. This full-service brokerage offers stocks, bonds, mutual funds and annuities. Chippewa
  Valley Bank offers the same line of products through its Specialized Invest-ment Division.

  The Company also began a full service debit card program by issuing a new debit/ATM card under the Wayne Bancorp, Inc. name. This is a new product for Wayne County National Bank and replaces the debit card that already existed at Chippewa Valley Bank.

  The management of your company also has continued to concentrate on the issue of management succession, because we recognize the inevitable fact that somw of our members of senior management are gettin closer to retirement as each year passes. We have been assigning more and more areas of responsibility to our younger staff to prepare them for management positions in the future. Along with that, title changes and promotions have been occurring more frequently. Of particular note, Mr. David P. Boyle was appointed to President of Wayne County National Bank, effective Janaury 1999.

  On a more somber note, we were saddened by the death of one of our company's directors during 1998. Mr. Carl H. Bradford, Jr., who served as a director of Chippewa Valley Bank for 22 years, and was appointed a director of Wayne Bancorp, Inc. upon the bank's merger, died in November. Although the company had the benefit of Carl's guidance for only a few months, he served Chippewa Valley Bank well, and was instrumental in bringing the two banks together.

  As we begin another year, we do so with the excitement and confidence that 1999 will be another year of opportunities for us to grow and prosper. Your company has been among the leaders in the financial services industry in every measurement of performance, and we intend to maintain that distinction.

  David L Christopher
  Chariman

  Philip S. Swope
  President




                                                January 29, 1999


       The management of Wayne Bancorp, Inc. has prepared and is responsible for the financial statements and for the integrity and consistency of other related information contained in the Annual Report. In the opinion of management, the financial statements, which necessarily include amounts that are based on management estimates and judgments, have been prepared in conformity with generally accepted accounting principles appropriate to the circumstances.
       The Company maintains a system of internal accounting controls that is designed to provide reasonable assurance that assets are safeguarded, that transactions are executed in accordance with Company authorizations and policies, and that transactions are properly recorded so as to permit pre-paration of financial statements that will fairly present the financial position and results of operations in conformity with generally accepted accounting principles. Internal controls are augmented by written policies covering standards of personal and business conduct and an organizational structure providing for division of responsibility and authority.
       The effectiveness of and compliance with established control systems is monitored through a continuous program of internal audit and credit examinations. In recognition of cost-benefit relationships and inherent control limitations, some features of the control system are designed to detect rather than prevent errors, irregularities and departures from approved policies and practices. Management believes that the system of controls is adequate to prevent or detect errors or irregularities that would be material to the financial statements and that timely corrective actions have been initiated when appropriate.
       The Company engaged Crowe, Chizek and Company LLP, independent certified public accountants, to render an opinion on the financial state-ments. The accountants have advised management that they were provided with access to all information and records deemed necessary to render their opinion.
       The Board of Directors exercises its responsibility for the financial statements and related information through the Audit Committee, which is comprised entirely of outside directors. The Audit Committee meets on a reg-ular basis with mangement, the Internal Auditor of the Company, and Crowe, Chizek and Company LLP to assess the scope of the annual audit plan, to review the status and results of audits, to review the Annual Report and Form 10-K, including major changes in accounting policy and reporting practices, and to approve non-audit related services rendered by the independent auditors.
       Crowe, Chizek and Company LLP also meets with the Audit Committee, without management being present, to afford them the opportunity to express their opinion on the adequacy of management's compliance with the established policies and procedures and the quality of the financial reporting.


  David L. Christopher               David P. Boyle, CPA
  Chairman of the Board              Treasurer
  & Chief Executive Officer          Wayne Bancorp, Inc.
  Wayne Bancorp, Inc.


  Report of
  Crowe, Chizek and Company LLP
  Independent Auditors


  Board of Directors and Shareholders
  Wayne Bancorp, Inc. - Wooster, Ohio

       We have audited the accompanying consolidated balance sheets of Wayne Bancorp, Inc. as of December 31, 1998 and 1997 and the related consolidated statements of income and comprehensive income, cash flows and changes in shareholders' equity for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wayne Bancorp, Inc. as of December 31, 1998 and 1997 and the results of opera-tions and cash flows for each of the three years in the period ended
  December 31, 1998 in conformity with generally accepted accounting principles.




                                 Columbus, Ohio
                                 January 29, 1999



  CONSOLIDATED BALANCE SHEETS

                                                    December 31,
  (In thousands of dollars except share data)          1998      1997
  ----------------------------------------------------------------------
  ASSETS
  Cash and due from banks ..........................  $20,470   $23,306
  Federal funds sold................................    7,340     7,785
                                                    --------------------
             Total cash and cash equivalents........   27,810    31,091
  Securities
       Available-for-sale...........................  175,007   122,427
       Held-to-maturity (approximate market
         value $19,753).............................             19,495
  Loans and leases .................................  324,199   324,270
     Less:
             Allowance for loan losses .............    4,916     4,923
                                                    --------------------
             Net loans and leases...................  319,283   319,347
  Premises and equipment ...........................    8,591     8,923
  Accrued income receivable and other assets .......    7,986     7,095
                                                    --------------------
  TOTAL ASSETS...................................... $538,677  $508,378
                                                    ====================

  LIABILITIES
  Deposits
       Interest bearing ............................ $369,328  $347,904
       Noninterest bearing..........................   65,815    61,987
                                                    --------------------
  Total deposits....................................  435,143   409,891
  Short-term borrowings.............................   36,989    37,949
  Federal Home Loan Bank advances...................    2,558       824
  ESOP loan.........................................      600
  Other liabilities.................................    4,320     3,904
                                                    --------------------
  Total liabilities.................................  479,610   452,568

  SHAREHOLDERS' EQUITY
  Common stock, stated value $1.00..................    4,917     4,917
     Shares authorized - 12,000,000 in 1998
                      and 5,400,000 in 1997
     Shares issued - 4,917,218 in 1998
                 and 4,917,221 in 1997
     Shares outstanding - 4,849,974 in 1998
                      and 4,912,443 in 1997
  Paid in capital...................................   13,310    13,356
  Retained earnings ................................   41,989    37,013
  Unearned ESOP shares - 9,091 shares...............     (400)
  Treasury stock, at cost - 67,244 shares...........   (2,308)     (173)
  Accumulated other comprehensive income............    1,559       697
                                                    --------------------
  Total shareholders' equity........................   59,067    55,810
                                                    --------------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........ $538,677  $508,378
                                                    ====================

  See Notes to Consolidated Financial Statements

  CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
  (In thousands of dollars except per share data)

                                              Years ended December 31,
                                              1998      1997      1996
   ----------------------------------------------------------------------
  INTEREST INCOME:
  Interest and fees on loans..............  $28,264   $27,529   $25,329
  Interest on securities
     Taxable..............................    7,299     6,952     7,077
     Nontaxable...........................    1,513     1,517     1,499
  Other interest income...................      697       291       338
                                          ------------------------------
  Total interest income...................   37,773    36,289    34,243

  INTEREST EXPENSE:
  Interest on deposits ...................   14,645    13,978    13,519
  Interest on repurchase agreements and
    other borrowed funds                      1,686     1,545     1,246
                                          ------------------------------
  Total interest expense..................   16,331    15,523    14,765
                                          ------------------------------
  NET INTEREST INCOME.....................   21,442    20,766    19,478
  Provision for loan losses ..............      240       906       300
                                          ------------------------------
  NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES...........   21,202    19,860    19,178

  OTHER INCOME:
  Service charges and fees................    1,724     1,695     1,729
  Income from fiduciary activities........    1,414     1,343     1,075
  Gains (losses) on sale of loans.........      (32)                824
  Securities gains (losses), net..........        8        (8)        4
  Other noninterest income................      610       547       809
                                          ------------------------------
  Total other income......................    3,724     3,577     4,441

  OTHER EXPENSES:
  Salaries and employee benefits .........    7,520     7,486     6,991
  Occupancy and equipment.................    1,805     1,735     1,602
  Other operating expenses ...............    5,478     5,575     5,768
                                          ------------------------------
  Total other expenses....................   14,803    14,796    14,361


  INCOME BEFORE INCOME TAX EXPENSE........   10,123     8,641     9,258
  INCOME TAX EXPENSE......................    2,811     2,921     2,748
                                          ------------------------------
  NET INCOME..............................   $7,312    $5,720    $6,510

  Other comprehensive income, net of tax
       unrealized gain(loss) on available
       for sale securities arising during
       the period.........................      867       373      (578)
  Reclassification adjustment for amounts
       realized on securities included
       in net income......................      (5)        5        (3)
                                          -----------------------------------
       Total other comprehensive income...      862       378      (581)
                                          -----------------------------------
  COMPREHENSIVE INCOME....................   $8,174    $6,098    $5,929

  PER SHARE DATA:

  NET INCOME..............................    $1.50     $1.16     $1.32
                                          ==============================
  See Notes to Consolidated Financial Statements

  CONSOLIDATED STATEMENTS OF CASH FLOWS
  (In thousands of dollars)
                                             Years ended December 31,
                                           1998       1997       1996
  -----------------------------------------------------------------------------
  OPERATING ACTIVITIES
  Net Income...........................   $7,312     $5,720     $6,510
  Adjustments to reconcile net cash
    provided by operating activities:
     Provision for loan losses.........      240        906        300
     Depreciation and amortization.....    1,328      1,647      1,192
     Federal Home Loan Bank stock
       dividends.......................     (124)      (94)        (74)
     Amortization of investment security
       premiums and accretion of
       discounts, net..................      117        204         359
     Compensation expense on ESOP shares     154
     Deferred income taxes..............     (21)      (582)        153
     Change  in interest receivable.....    (710)       (33)       (158)
     Change in interest payable.........     (90)       (34)        (75)
     Other, net.........................    (412)       955      (1,601)
                                        ---------------------------------
  Net cash provided by operating
     activities.........................    7,794     8,689       6,606

  INVESTING ACTIVITIES
  Securities available-for-sale
    Purchases..........................   (82,255)  (42,792)    (69,033)
    Proceeds from maturities and
      repayments.......................    46,503     44,844     40,457
    Proceeds from sales................     2,467      8,554      2,740
  Securities held-to-maturity
    Purchases..........................     (990)     (1,900)   (13,676)
    Proceeds from maturities and
      repayments.......................     2,500      4,066      10,425
  Net increase in loans and leases.....   (12,090)   (35,774)    (29,967)
  Proceeds from sales of loans.........    11,914     13,116
  Purchase of loans....................                           (1,384)
  Purchase of premises and equipment
    (net)..............................     (679)    (1,224)      (1,239)
                                      ---------------------------------------
  Net cash used by investing activities   (32,630)  (24,226)     (48,561)

  FINANCING ACTIVITIES
  Net increase in deposits............     25,252    13,252       35,932
  Net increase (decrease) in short-
    term borrowings...................       (960)    6,063       10,771
  Proceeds from long-term debt........      1,800       838
  Repayment of long-term debt.........        (66)      (14)
  Cash dividends paid.................     (1,997)   (1,505)     (1,362)
  Treasury stock purchased, net.......     (2,474)     (375)       (170)
                                     -------------------------------------------
  Net cash provided by financing
    activities........................     21,555    18,259       45,171

  Increase (decrease) in cash and
    cash equivalents..................     (3,281)    2,722        3,216
  Cash and cash equivalents at
    beginning of year................      31,091    28,369       25,153
                                     --------------------------------------
  Cash and cash equivalents at
    end of year......................     $27,810   $31,091      $28,369
                                    ========================================
  Significant non-cash transactions:
  Transfer of held-to-maturity
    securities to available-for-sale      $17,681
  Transfer of loans from portfolio
    to held for sale...............       $11,915

  See Notes to Consolidated Financial Statements

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                For the Three Years Ended December 31, 1998
              (In thousands of dollars except per share data)

                                    Common     Paid-In   Retained   Treasury
                                    Stock      Capital   Earnings     Stock
  ----------------------------------------------------------------------------
  Balance,
  January 1, 1996...........        $2,856     $7,999    $35,574     ($134)

  Net income................                               6,510

  Cash dividends
    ($.37 per share)........                              (1,461)

  Cash dividends of
    pooled affiliates
    ($.60 per share).........                                (134)

  Purchase of treasury stock                                         (365)

  Dividends reinvested......                                          248

  Sale of treasury stock....                     32                   163

  2 for 1 stock split.......         1,874               (1,874)

  5% common stock dividend at
    fair market value.......           187    5,325      (5,512)

  Fractional shares of stock
    dividend paid in cash...                                (15)

  Change in estimated fair
    value of securities
    available-for-sale......
                               -----------------------------------------------
  Balance, December 31, 1996         4,917   13,356      33,088       (88)

  Net income................                              5,720

  Cash dividends
    ($.42 per share)........                             (1,652)

  Cash dividends of
    pooled affiliates
    ($.32 per share)........                               (143)

  Purchase of treasury
    stock...................                                        (674)

  Dividends reinvested......                                         290

  Sale of treasury stock....                                         299

  Change in estimated fair
   value of securities
   available-for-sale.......
                            ---------------------------------------------------
  Balance, December 31, 1997         4,917    13,356     37,013     (173)

  Net income...............                               7,312

  Cash dividends
   ($.48 per share)........                              (2,336)

  Purchase of treasury
    stock..................                              (2,907)

  Dividends reinvested.....                                         339

  Sale of treasury stock...                                         433

  Common stock acquired
    pursuant to ESOP ......

  Shares earned under
     ESOP..................                     (46)

  Change in estimated fair
    value of securities
    available-for-sale.....
                            ------------------------------------------------
  Balance, December 31, 1998        $4,917   $13,310    $41,989  ($2,308)
                            ================================================


              CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                    (continued)

                                             Accumulated
                                 Unearned        Other
                                   ESOP      Comprehensive
                                  Shares         Income            Total
  --------------------------------------------------------------------------
  Balance, January 1, 1996                        $900            $47,195

  Net Income.............                                           6,110

  Cash Dividends
    ($.37 per share).....                                          (1,461)

  Cash Dividends of
    pooled affiliates
    ($.60 per share).....                                            (134)

  Purchase of treasury
    stock...............                                             (365)

  Dividends reinvested..                                              248

  Sale of treasury
    stock..............                                               195

  2 for 1 stock split..

  5% common stock
   dividend at fair
   market value.......

  Fractional shares of
    stock dividend
    paid in cash.....                                                (15)

  Change in estimated fair
    value of securities
    available-for-sale                             (581)            (581)
                        ---------------------------------------------------
  Balance, December 31, 1996                        319            51,592

  Net income...........                                             5,720

  Cash dividends
    ($.42 per share)..                                             (1,652)

  Cash dividends of
    pooled affiliates
    ($.32 per share)..                                               (143)

  Purchase of treasury
    stock.............                                               (674)

  Dividends reinvested                                                290

  Sale of treasury
    stock............                                                 299

  Change in estimated fair
    value of securities
    available-for-sale.                               378             378
                            -----------------------------------------------
  Balance, December 31, 1997                          697          55,810

  Net income.............                                           7,312

  Cash dividends
    ($.48 per share)....                                           (2,336)

  Purchase of treasury
    stock..............                                            (2,907)

  Dividends reinvested.                                               339

  Sale of treasury
    stock..............                                               433

  Common stock acquired
    pursuant to ESOP...            (600)                            (600)

  Share earned under
    ESOP...............             200                              154

  Change in estimated fair
    value of securities
    available-for-sale..                            862              862
                           ------------------------------------------------
  Balance, December 31, 1998       $400          $1,559          $59,067
                           =================================================

  See Notes to Consolidated Financial Statements

           N O T E S  T O  C O N S O L I D A T E D  F I N A N C I A L
                             S T A T E M E N T S
                (In thousands of dollars except per share data)

  1.   NATURE OF OPERATIONS

        Wayne Bancorp, Inc., is a multi-bank holding company, its subsidiaries, Wayne County National Bank (WCNB) and Chippewa Valley Bank (CVB), conduct
  general commercial banking business.   Wayne National Corporation, a
  wholly-owned subsidiary of WCNB, is a partner in a leasing company which is no longer active.

       The Company operates in the single industry of commercial banking. While the Company offers a wide range of services, they are all deemed to be part of commercial banking.

        The Company has 21 banking locations in Wayne, Holmes, Medina, Stark and Summit counties in Ohio. A wide variety of services are provided to bus-inesses, individuals, and institutional and governmental customers. These services include commercial and personal checking accounts, savings and time deposits, business and personal loans, real estate loans, leases, safe deposit facilities and electronic banking.

       The Company operates a Trust Department which offers comprehensive trust administrative services, and agency, trust and investment services to individuals, corporations, partnerships, institutions and municipalities.
  In addition, the Company provides retail investment services, including mutual funds and annuities as well as discount brokerage services which offer stock trading services to customers.

  2.  SUMMARY OF SIGNIFICANT
       ACCOUNTING POLICIES

  Principles of Consolidation

       The consolidated financial statements include the accounts of Wayne Bancorp, Inc. and its wholly owned subsidiaries, WCNB and CVB as well as WCNB's wholly owned subsidiary Wayne National Corporation, collectively referred to as the Company. All significant intercompany transactions have been eliminated.

  Use of Estimates in the Preparation of Financial Statements

       To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect amounts reported in the financial statements and disclosures provided; future results could differ. The collectibility of loans, fair value of financial instru-ments and the status of contingencies are particularly subject to change.

  Cash Flows

       Cash and cash equivalents includes cash, deposits with other financial institutions and federal funds sold. Net cash flows are reported for loan and deposit transactions. For the years ended December 31, 1998, 1997 and 1996, income taxes paid totaled $3.32 million, $3.09 million, and $2.81 million and interest paid totaled $16.42 million, $15.56 million and $14.84 million respectively.

  Securities

       Securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available-for-sale when they might be sold before maturity. Securities available-for-sale may be sold by the Company if needed for liquidity, asset-liability management, or other reasons. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported separately as part of accumulated other comprehensive income in shareholders' equity, net of tax. Other securities, such as the Federal Reserve Bank stock and Federal Home Loan Bank stock, are carried at cost. Interest income includes amortization of purchase premiums and discounts. Realized gains or losses are calculated based on the amortized cost of the specific security sold.

  Loans

       Loans and leases are reported at principal balances outstanding, net of deferred loan fees and costs. Loans held for sale are reported at the lower of cost or market on an aggregate basis. Interest income on leases is recognized under a method which provides for a level return on the net investment outstanding. Interest income on loans is reported on the interest method and includes amortization of net deferred loan fees and costs over the term of the loan. Interest income is not recorded when management believes the collection of interest is doubtful, typically when payments are past due over 90 days. Payments received on such loans are reported as principal reductions.

  Allowance for Loan Losses

       The allowance for loan losses is a valuation allowance established through a provision for loan losses charged to expense. The allowance is the amount which, in the opinion of management, is necessary to provide for probable losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on evaluations of the collectibility of loans outstanding, taking into consideration prior loan loss experience, loan quality, current economic conditions and other pertinent factors. Loans which are deemed uncollectible are charged-off and deducted from the allowance and recoveries on loans previously charged-off are restored to the allowance.

       Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller balance loans of similar nature, such as residential mortgage and consumer loans, and on an individual loan basis for other loans. In addition, loans held for sale and leases are excluded from consideration of impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected exclusively from the collateral. Loans are evaluated for impairment when payments are delayed, typically 60 days or more, or when it is probable that all prin-cipal and interest amounts will not be collected according to the original terms of the loan.

  Other Real Estate

       Other real estate is recorded at the lower of cost or fair value, less estimated costs to sell. Any reduction from the carrying value of the related loan to fair value at the time the property is acquired is accounted for as a loan charge-off. Any subsequent reductions in the fair value are reflected in a valuation allowance through a charge to other real estate expense. Expenses incurred to carry other real estate are charged to operations as incurred. There was no other real estate held at December 31, 1998 and 1997.

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

  Intangibles

       Purchases of intangibles, primarily Goodwill and Core Deposit Intangible, is the excess of purchase price over identified net assets in a business acquisition. Intangibles are included in Other Assets and are recorded at cost, less accumulated amortization, and amortized over their useful lives.

       Goodwill consists of two components arising from separate acquisitions made by the Company's subsidiaries. In July of 1991, WCNB acquired four branches of the former First Savings and Loan Company of Massillon, Ohio, and in March of 1996, CVB purchased two branches from the First National
  Bank of Ohio. The amortization period for Goodwill is ten years for WCNB and CVB, and their balances at December 31, 1998 were $379,000 and $990,000. Core Deposit Intangible which arose from WCNB's acquisition, is being amortized over a ten year period and has a balance of $111,000 at December 31, 1998. Amortization of these intangibles totaled $317,000 for 1998, $789,000 for 1997 and $440,000 for 1996.

  Trust Department Assets and Income

      Assets held by the Company in a fiduciary or other capacity for its trust customers is not included in the accompanying consolidated financial state-ments since such items are not assets of the Company. Fee income on fiduciary activities is accrued based on expected fees to be collected from various fidiciary accounts. These fees are primarily based on, among other things, a fixed regular fee, a percentage of assets managed fee, and a per-centage of the earnings on trust assets.

  Repurchase Agreements

       Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

  Income Taxes

      The Company records income tax expense based on the amount of taxes due on its tax return plus the change in deferred taxes. Deferred tax assets and liabilities are the expected future tax consequences of temporary diff-erences between the carrying amounts and tax bases of assets and liabilities, computed by using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

  Per Share Amounts and Acquisition

       Net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period, as restated for shares issued in business combinations accounted for as poolings-of-interest, stock splits and stock dividends. Weighted-average shares out-standing for 1998, 1997 and 1996 were 4,879,649, 4,913,784 and 4,914,364.
  Unreleased ESOP shares are not considered to be outstanding for the purpose of determining weighted-average shares.

       In June 1996, the Company declared a 2-for-1 stock split effective June 15, 1996 and payable to shareholders on June 30, 1996. In November 1996, the Company declared a 5% stock dividend payable on December 31, 1996 to shareholders of record as of November 29, 1996.

       Effective March 31, 1998, Chippewa Valley Bancshares, Inc., Rittman, Ohio, merged into the Company. The transaction was affected through the exchange of 2.1916 common shares of the Company's stock for each of Chippewa's outstanding common shares, with cash paid in lieu of fractional shares. There were 981,837 shares issued in this transaction. Chippewa had assets of $140.2 million and deposits of $121.3 million with branches in Wayne, Medina and Summit counties, Ohio. Chippewa will operate as a wholly-owned subsidiary of the Company.

       The acquisition of Chippewa was accounted for as a pooling-of-interests. The consolidated financial statements give retroactive effect to the trans-actions. The following is a summary of the separate results of operations of the Company and Chippewa for the three months ended March 31, 1998 and the years ended December 31, 1997 and 1996

                               Three months
                                  ended            Year ended
                                 March 31,        December 31,
  (In thousands of dollars)        1998         1997     1996
                              --------------------------------
  Net interest income
      Company                    $4,026     $15,699   $14,956
      Chippewa                    1,319       5,067     4,522
                              ---------------------------------
  Combined                       $5,345     $20,766   $19,478
                              =================================
  Net income
      Company                    $1,349      $5,621    $5,512
      Chippewa                      368          99       998
                              ---------------------------------
  Combined                       $1,717      $5,720    $6,510
                              =================================

  Comprehensive Income

       Comprehensive income is calculated using Statement of Financial Account-ing Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement was issued June of 1997, and is effective for fiscal years begin-ning after December 15, 1997, and requires restatement of prior periods infor-mation for comparative purposes. Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes un-realized gains and losses on securities available-for-sale which are also recognized as separate components of equity.

  Dividend Reinvestment Plan

       The Company maintains a dividend reinvestment plan whereby the Company's shareholders are eligible to acquire new common shares of stock at 100% of the current estimated fair market value in lieu of receiving cash dividends. Shareholders can have all or part of their normal cash dividends reinvested in the Company's stock. During 1998, 9,495 shares of stock were allocated under the plan in lieu of cash dividends of $339 thousand. It is generally the Company's practice to acquire these shares of common stock in the open market to fund its obligation under the dividend reinvestment plan.

  Dividend Restrictions

       Banking regulations require maintenance of certain capital levels which may limit the amount of dividends paid by the subsidiaries to the holding company or the holding company to shareholders. See Note #14 for regula-tory capital requirements and dividend restrictions.

  Fair Values of Financial Instruments

       Fair values of financial instruments are estimated using relevant market information and other assumptions as more fully disclosed separately. Fair value estimates involve uncertainties and matters of significant judgement regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates. The fair value of estimates of existing on- and off-balance sheet financial instruments does not include the value of anticipated future business or the values of assets and liabilities not considered financial instruments.

  New Accounting Pronouncement

       Beginning January 1, 2000, a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement.
  Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge item, even if the fair value of the hedged item is not otherwise recorded. This is not expected to have a material effect but will depend on derivative holdings when this standard applies.

  Reclassifications

        Certain reclassifications have been made to amounts previously reported to conform with the current financial statement presentation.


  3.  SECURITIES

       The summary of amortized cost and fair values of securities available-for-sale are as follows at December 31, 1998:

                                        Gross        Gross
                           Amortized  Unrealized  Unrealized   Fair
  (dollars in thousands)     Cost        Gains      Losses     Value
  ----------------------   --------   ---------    --------- ----------
  U.S. Treasury.........   $24,132       $362          ---      $24,494
  Federal Agency
    Obligations.........    49,597        546           (5)      50,138
  Mortgage-backed
   Securities..........     21,104        251           (3)      21,352
  Obligations of States
   and Political
   Subdivisions........     36,321        878          (13)      37,186
  Corporate Obligations     38,884        213          (23)      39,074
  Other Securities.....      2,607        185          (29)       2,763
                          --------   --------     ---------   ----------
                          $172,645     $2,435         ($73)    $175,007
                          ========   ========      ========   ==========

  The summary of amortized cost and fair values of securities available-for-sale are as follows at December 31, 1997:

                                        Gross         Gross
                          Amortized   Unrealized   Unrealized     Fair
  (dollars in thousands)     Cost       Gains        Losses       Value
  ----------------------  --------   --------     ---------   -----------
  U.S. Treasury.........   $29,832       $262         ($59)     $30,035
  Federal Agency
       Obligations.....     23,655        209          (20)      23,844
  Mortgage-backed
   Securities.........      27,533        224          (48)      27,709
  Obligations of States
   and Political
   Subdivisions......       19,804        286          (10)      20,080
  Corporate Obligations     18,218        ---          (59)      18,159
  Other Securities......     2,326        226           (2)       2,550
                          --------   --------     ---------   -----------
                          $121,368     $1,207        ($198)    $122,377
                          ========   ========      ========   ===========

  The summary of amortized cost and fair values of securities held-to-maturity are as follows at December 31, 1997:

                                        Gross        Gross
                         Amortized   Unrealized   Unrealized     Fair
  (dollars in thousands)    Cost        Gains       Losses       Value
  ---------------------- --------    ---------    ---------   -----------
  Federal Agency
    Obligations........   $5,002          $8         ($11)     $4,999
  Obligations of States
   and Political
   Subdivisions........    6,823         238          ---       7,061
  Corporate Obligations.   7,670          38          (15)      7,693
                         --------    -------     ---------   ---------
                         $19,495        $284         ($26)    $19,753
                         ========    =======      ========   =========

       During 1998, 1997 and 1996 proceeds from the sales of securities available-for-sale were $2.5 million, $8.6 million and $2.7 million with gross gains of $9,000, $2,000 and $9,000 and gross losses of $1,000, $10,000 and
  $5,000 included in earnings.

       In connection with the merger with the Company in March 1998, CVB trans-ferred all of its securities classified as held-to-maturity to available-for-sale. The securities were transferred in order to align the investment objectives of CVB with those of WCNB. The carrying value of the securities transferred was $17.7 million. The unrealized gain at the time the secur-ities were transferred was $263,000. The after-tax effect of the transfer was to increase equity by approximately $174,000.

       The amortized cost and estimated fair value of the securities at December 31, 1998 by contractual maturity, are shown below. Expected maturities may differ from the contractual maturities because borrowers may have the right to call or prepay the obligations with or without call or prepayment penalties.

                                  Securities Available-for-Sale
                                     Amortized       Fair
  (dollars in thousands)               Cost          Value
                                    ---------     ----------
  Due in one year or less.......      $48,804       $49,013
  Due after one year through
   five years...................        91,528       93,017
  Due after five years
   through ten years............         7,250        7,507
  Due after ten years...........         1,352        1,355
                                     ----------   -----------
                                       148,934      150,892

  Mortgage Backed Securities....        21,104       21,352
  Equity Securities.............         2,565        2,721
  Other Securities..............            42           42
                                      ---------   ------------
                                      $172,645     $175,007
                                      ========    ============

      Securities were pledged to secure public and trust deposits, securities sold under agreements to repurchase, and for other purposes required or per-mitted by law. Such pledged securities at December 31, 1998 and 1997 had a market value of $64.4 million and $55.8 million, respectively.

   4. LOANS AND LEASES

   The composition of the loan portfolio at December 31 is as follows:
   (dollars in thousands)
                                      1998      1997
                                    --------  --------
         Commercial .............    $129,504  $131,998
         Real Estate.............    131,820   125,173
         Consumer Installment....     48,141    52,332
         Home Equity.............     11,252    10,651
         Direct Lease Financing..      2,835     3,317
         Credit Card.............        543       608
         Other Loans.............        104       191
                                  ----------  ---------
                                    $324,199  $324,270
                                  ========== ==========


      WCNB leases various types of equipment and automobiles to its customers, which are classified as direct financing leases. All leases have terms ranging from two to five years. The composition of the net investment in direct financing leases included in loans at December 31, is as follows:
  (dollars in thousands)

                                          1998     1997
                                         ------   ------
        Minimum Lease Payments
           Receivable..............      $3,222    $3,855
        Residual Value of Leased
           Property (Unguaranteed).          77        25
                                       --------  ---------
                                          3,299     3,880
        Less: Unearned Income.....          464       563
                                       --------  ---------
        Net Investment In Direct
          Financing Leases.........      $2,835    $3,317
                                       ========   ========

       The following schedule summarizes by year the minimum lease payments receivable on direct leases at December 31, 1998.
  (dollars in thousands)

       1999.........................   $1,092
       2000.........................    1,037
       2001.........................      691
       2002.........................      292
       2003.........................      163
       Thereafter...................       24
                                     ----------
                                       $3,299
                                     ==========

       The Banks have granted loans to the officers and directors of the Company and its subsidiaries and their related business interests. The aggregate dollar amount of these loans was $5.8 million and $4.7 million at December
  31, 1998 and 1997, respectively. During 1998, $2.4 million of new loans and advancements were made and the repayments on loans to these parties totaled $1.3 million.

  5.  ALLOWANCE FOR LOAN LOSSES

  A summary of the activity in the allowance for loan losses is as follows:
  (dollars in thousands)

                                      1998      1997      1996
                                    -------   -------    -------
       Balance at Beginning
         of Year...............       $4,923    $4,274    $4,283
       Loans Charged Off.......        (483)     (551)     (515)
       Loan Recoveries.........         236       294       206
       Provision for Loan
                 Losses........         240       906       300
                                   -------- --------- ----------
       Balance at End of Year..      $4,916    $4,923    $4,274
                                   ======== ========= ==========

       The Company had no impaired loans at December 31, 1998. The Company had impaired loans with a combined balance of $205 thousand at December 31, 1997. The impaired loans had $69 thousand of the allowance for loan losses allo-cated at December 31, 1997. Impaired loans averaged $153 thousand in 1998 and $1.1 million in 1997. Income recognized during the year ended December 31, 1998 and 1997 amounted to $16 thousand and $48 thousand respectively. Interest income recognized on the cash basis for the year ended December
  31, 1998 and 1997 totaled $3 thousand and $12 thousand respectively.

  6. PREMISES AND EQUIPMENT

  A summary of the premises and equipment balances at December 31 is as follows:
  (dollars in thousands)

                                          1998      1997
                                         ------    ------

       Land......................        $1,530    $1,530
       Premises and Leasehold
         Improvements...........          9,146     9,052
       Furniture and Equipment..          6,783     6,144
                                       --------   --------
                                         17,459    16,726
       Less Accumulated
         Depreciation............        (8,868)   (7,803)
                                        -------- ---------
                                          $8,591    $8,923
                                        ======== =========

  Depreciation expense was $1.0 million, $858 thousand and $752 thousand in 1998, 1997, and 1996, respectively.

  7.  DEPOSITS

      Time certificates of deposit with a balance of $100,000 or more were $25.3 million and $24.5 million at December 31, 1998 and 1997 respec-tively. Interest expense on these deposits was $1.41 million, $1.28 million and $1.29 million for 1998, 1997, and 1996, respectively.

      At year-end 1998, stated maturities of time certificates of deposit were as follows:
  (dollars in thousands)

       1999........................  $104,846
       2000........................    38,170
       2001........................     8,578
       2002........................     8,093
       2003........................     9,820
       Thereafter..................       327
                                    ----------
                                     $169,834
                                    ==========
  8.   BORROWINGS

       Federal funds purchased, securities sold under agreements to repurchase and treasury tax and loan deposits are financing arrangements. Physical control is maintained for all securities sold under agreements to repurchase. Securities sold under agreements to repurchase totaled $36,945 and $37,503 while treasury tax and loan deposits totaled $44 and $446 at December 31, 1998 and 1997, respectively. Information concerning securities sold under agreements to repurchase is as follows:

  (dollars in thousands)
                                               1998      1997
                                             --------  -------
  Average month-end balance
    during the year....................       $35,653   $32,055
  Average interest rate during
    the year...........................         4.40%     4.56%
  Maximum month-end balance during
    the year..........................        $38,987   $37,503


  Securities underlying these agreements at year-end were as follows:
  (dollars in thousands)
                                              1998      1997
                                            -------   -------

  Amortized cost of securities..........    $42,024   $42,383
  Fair value of securities..............    $42,566   $42,579


       Federal Home Loan Bank Advances include fixed and variable-rate notes from the Federal Home Loan Bank (FHLB) of Cincinnati. Principal balances on these notes at December 31, 1998, and 1997 were $2,558,000 and $824,000, respectively. Interest expense on these borrowings for the years ending December 31, 1998, and 1997 was $58,000 and $18,000 respectively. The weighted average interest rate on these borrowings is 5.58%. These bor-rowings are secured by a blanket pledge of the Company's one-to-four family residential real estate loan portfolio and FHLB stock.

      The principal repayments on these borrowings are as follows for December 31, 1998:
  (dollars in thousands)

       1999........................    $1,272
       2000........................        75
       2001........................       680
       2002........................       531
                                     ----------
                                       $2,558
                                     ==========

  9.  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

       The estimated fair value approximates carrying value for all financial instruments except those described below:

  Securities

     Fair values are based on a quoted market price, if available.   If a quoted
  market price is not available fair value is estimated using quoted market prices for similar instruments.

  Loans and Leases

     The fair value of fixed rate loans is estimated by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Leases are not considered financial instruments under generally accepted accounting principles and are, therefore, not included in the following schedules.

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

  Commitments to Extend Credit and Standby Letters of Credit

     The fair value of off-balance sheet loan commitments is considered nominal.
     The estimated fair values of the Company's financial instruments are as follows:
  (dollars in thousands)

                                      1998               1997
                               Carrying   Fair    Carrying    Fair
                                Value    Value     Value      Value
                               -------- -------- --------- ----------
  Financial Assets:
  Cash and Short-term
    Investments............      $27,810  $27,810   $31,091   $31,091
  Securities
    Available-for-sale.....      175,007  175,007   122,427   122,427
    Held-to-maturity.......                          19,495    19,753
  Net Loans, excluding
    Leases.................       316,447  324,848   316,030   318,843
  Accrued Interest.........         4,619    4,619     3,909     3,909

  Financial Liabilities:
  Deposits.................     (435,143) (437,052) (409,891) (410,383)
  Short-term borrowings....      (36,989) (36,989)  (37,949)  (37,949)
  Other borrowings.........       (2,558)  (2,576)     (824)     (850)
  ESOP loan................         (600)    (600)
  Accrued Interest.........       (1,652)  (1,652)   (1,742)   (1,742)

  10. EMPLOYEE BENEFIT PLANS

       WCNB sponsors a non-contributory Profit Sharing Retirement Plan (PSRP) and an Employee Stock Ownership Plan (ESOP) in which all salaried employees with one year or more of service participate. Annual contributions are made by WCNB to both plans in an amount which is the lesser of 8.5% of the Banks current profits or 6.375% of the aggregate compensation paid in such year to all eligible participants. Included in contributions made to the PSRP is a cash portion paid directly to employees equal to 2.25% of the aggregate compensation paid during the year to eligible participants. The ESOP has received a favorable determination letter from the Internal Revenue Service on the qualified status of the ESOP under applicable provisions of the Internal Revenue Code. Actual contributions paid to the plans for the three years ending December 31 were:
  (dollars in thousands)

                                     1998     1997      1996
                                  --------  -------   --------
       PSRP................          $331     $310      $293
       ESOP................           244      229       217
                                  --------- -------   --------
                                     $575     $539      $510
                                  ========  ========  ========

       In April 1998, the ESOP borrowed funds from an unrelated financial institution to acquire common shares of the Company. The loan is secured by the shares purchased with the proceeds, and will be repaid by the ESOP with funds from WCNB's discretionary contributions to the ESOP and earnings on the ESOP assets. All dividends received on unallocated shares by the ESOP are used to pay debt service. The loan is also guaranteed by WCNB. The shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. As payments are made and shares are released from the suspense account, such shares will be validly issued, fully paid and nonassessable. At December 31, 1998 the loan balance was $600,000, there were no borrowed funds for the ESOP at December 31, 1997.

       Shares pledged as collateral are reported as unearned ESOP shares in the consolidated balance sheets. As shares are committed to be released for allocation, the Company reports compensation expense equal to the current market price of the shares, and shares become outstanding for earnings per share computations. Dividends on allocated shares are recorded as a reduction of retained earnings; dividends on unallocated shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense related to leveraged shares was $154,000 in 1998. The ESOP shares as of December
  31, 1998 and 1997 were as follows.

                                       1998     1997
                                     --------  -------
       Allocated Shares..........    136,373   132,492
       Shares committed to be
        released for allocation..      4,546     ---
       Unreleased shares.........      9,091     ---
                                     -------  --------
                                     150,010   132,492
                                    ========= ========

  The fair value of unreleased shares was $320,000 at December 31, 1998.

       CVB sponsors a Section 401(k) savings plan for substantially all of its employees and officers of the bank. Employees who work over 1,000 hours per year are eligible to participate in this plan. The bank may make matching contributions as approved at the discretion of the Board of Directors. Employees contributions are fully vested at all times, and bank contributions are fully vested after five years. The bank made contribu-tions of $23,000 in 1998 and 1997 and $19,000 in 1996.

       CVB sponsored a non-contributory defined benefit pension plan covering substantially all of its employees. On November 23, 1998, the Board of Directors of CVB approved a resolution to cease the accrual of benefits under the plan effective December 31, 1998 and to terminate the pension plan effective February 28, 1999. The plan assets were frozen and the non-vested accumulated benefit obligation as of December 31, 1998 became vested. The vested benefit obligation will be settled by a lump-sum payment to each covered employee. Plan assets of $1.0 million at December 31, 1998 are expected to be sufficient to fund payment of the vested benefit obligation. The pension expense recognized by CVB was $33,000, $126,000 and $18,000 in 1998, 1997 and 1996,
  respectively.

     The Company evaluated the above benefit plans during 1998, and has revised the benefit package to align the plans between the subsidiaries beginning in 1999. The Company will retain the ESOP and the Section 401(k) plans and will terminate the profit sharing plan in addition to the defined benefit plan.

  11. OTHER OPERATING EXPENSES

       Other operating expenses include the following major categories of expense:
  (dollars in thousands)

                                      1998      1997      1996
                                    -------   -------   --------
       Data Processing..........     $1,246    $1,089    $1,155
       Franchise Taxes..........        710       600       676
       Intangible Amortization..        317       789       440
       Other Operating..........      3,205     3,097     3,497
                                    --------  --------  --------
                                     $5,478    $5,575    $5,768
                                    ========  ========  ========

  12. INCOME TAXES

       Income tax expense and related balance sheet accounts are as follows:
  (dollars in thousands)
                                          1998      1997     1996
                                        -------   -------   -------
       Federal Current............       $2,832   $3,503    $2,595
       Federal Deferred (Benefit).          (21)    (582)      153
                                        --------  -------  --------
                                         $2,811   $2,921    $2,748
                                        ========  =======  ========

  The sources of gross deferred tax assets and gross deferred tax liabilities at December 31, are as follows:
  (dollars in thousands)
                                          1998     1997      1996
                                         ------   ------    ------
  Items giving rise to deferred
    tax assets:
  Allowance for loan losses
    in excess of tax reserves......     $1,263    $1,265      $997
  Employee benefits................        375       265       174
  Intangible assets................        172       181        30
  Other............................         69        32        54

  Items giving rise to deferred
    tax liabilities:
  Depreciation.....................       (191)     (205)     (218)
  Leases...........................       (437)     (358)     (438)
  Unrealized gain on securities
     available-for-sale............       (803)     (359)     (165)
  Other............................       (212)     (162)     (163)
                                        --------   -------  --------
  Net deferred tax assets..........       $236      $659      $271
                                        ========   =======  ========

       The Company has sufficient taxes paid in prior years to support recording these deferred tax assets without a valuation allowance.

       The reasons for the differences between income tax expense and the amount computed by applying the statutory federal income tax rate of 34% for the three years presented are as follows:
  (dollars in thousands)
                                             1998      1997      1996
                                            ------   -------    ------
      Tax at Federal Statutory
         Rate.....................         $3,442    $2,938    $3,148
       Effect of Tax-Exempt
         Income...................          (416)      (430)     (463)
       Effect of Non-deductible
         Goodwill Amortization....             61        61        61
       Other......................           (276)      352         2
                                          -------- ---------  --------
                                           $2,811    $2,921    $2,748
                                          ======== =========  ========
       Effective Tax Rate.........         27.80%    33.80%    29.70%
                                          ======== =========  ========

  13. COMMITMENTS AND CONTINGENCIES

       Various contingent liabilities are not reflected in the financial state-ments, including claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on financial conditions or results of operations.

      Some financial instruments are used in the normal course of business to meet financing needs of customers. These financial instruments include commitments to extend credit, standby letters of credit and financial guarantees. These involve, to varying degrees, credit risk more than the amount reported in the financial statements.

     As of December 31, 1998, the Company had outstanding standby letters of credit of $1.9 million compared to $2.2 million at December 31, 1997. These letters of credit are backed by notes signed by the customer. These notes are primarily variable-rate. In addition to these letters of credit, the Company had committments outstanding to extend credit and unfunded lines of credit for customers totaling approximately $47.2 million and $45.2 million at December 31, 1998 and 1997. All of these unfunded commitments are variable rate and mature within one year. These committments generally require the customer to maintain certain credit standards. Management does not anticipate any material losses as a result of these commitments.

    At December 31, 1998, the Company was required to maintain $6.1 million either in cash or in balances with the Federal Reserve Bank. These balances do not earn interest.

    The Company and WCNB have entered into employment agreements with certain officers of the Bank. The term of the agreements are ten years. The em-ployment agreements provide that in the event of a "change in control" of Wayne Bancorp, Inc., or WCNB, the officers would be entitled to benefits under the agreement. These benefits for some officers are 36 monthly cash payments, each equal to 8% of the sum of their respective compensation, including bonuses, paid to the officer in the last whole calender year pre-ceding their termination of employment, and for other officers these benefits are 24 monthly cash payments, each equal to 8% of the sum of their respective compensation, including bonuses, paid to them in the last whole calender year preceding their termination of employment.

    The President of the Company, who also serves as the President of CVB, is party to an employment agreement with CVB which is substantially the same as those described above. The agreement provides for three years of salary and benefits in the event his employment is terminated. This agreement is valid for 36 months from the date of the change in control. This agreement will expire on April 1, 2001.

  14.  REGULATORY MATTERS

       Dividends are paid by the Company from its assets which are mainly pro-vided by dividends from its subsidiaries. However, certain restrictions exist in regard to the ability to transfer funds to the Company in the form of dividends. The approval of the Comptroller of the Currency, for WCNB, and the Federal Reserve Board, for CVB, is required in order to pay divi-dends in excess of earnings retained in the current year plus retained earnings from the preceding two years. The amount of retained earnings available for dividends without this approval is $1.8 million for CVB.
  On August 24, 1998, WCNB received approval from the Comptroller of the Currency to pay a special dividend to the Company in the amount of $8.5 million, this approval expired December 31, 1998. During the year ending December 31, 1998, WCNB exercised this approval and paid special dividends of $1.3 million to the Company. Based on the level of prior dividends for WCNB, future dividends in excess of earnings will require approval from the Comptroller of the Currency. On Janaury 6, 1999, WCNB received approval from the Comptroller of the Currency to pay a special dividend to the Company in the amount of $7.0 million. This approval expires on December 31, 1999.

     The Company and its subsidiaries are subject to regulatory capital re-quirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance sheet items calcu-lated under regulatory accounting practices. Capital amounts and classi-fications are also subject to qualitative judgements by regulators about components risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital require-ments can initiate regulatory action that could have a direct material effect on the financial statements.

     The prompt corrective action regulations provide five classifications, including well captialized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration is required. The minimum requirements are:

                               Capital to
                           Risk-Weighted Assets         Tier 1 Capital to
                              Total      Tier 1           Average Assets
                           -----------  --------        -----------------

  Well Capitalized.......      10%         6%                  5%
  Adequately Capitalized.       8%         4%                  4%
  Undercapitalized.......       6%         3%                  3%

  At year-end, consolidated and Bank only actual capital levels (in thousands) and minimum required levels were as follows:

                                                             To Be Well
                                                           Capitalized Under
                                          For Capital      Prompt Corrective
                          Actual        Adequacy Purposes  Action Provisions
                    -------------------------------------------------------
                      Amount    Ratio    Amount    Ratio     Amount  Ratio
                    ---------------------------------------------------------
  As of December
  31, 1998:

  Total Capital
  (to Risk Weighted
  Assets)
    Consolidated     $60,308   17.6%   $27,443     8.0%     $34,304   10.0%
    WCNB              48,157   18.5%    20,858     8.0%      26,072   10.0%
    CVB               11,386   14.2%     6,418     8.0%       8,023   10.0%
  Tier I Capital
  (to Risk Weighted
  Assets)
    Consolidated     $56,028   16.3%   $13,722     4.0%     $20,583    6.0%
    WCNB              34,892   13.4%    10,429     4.0%      15,643    6.0%
    CVB               10,381   12.9%     3,209     4.0%       4,814    6.0%
  Tier I Capital
  (to Average
  Assets)
    Consolidated     $56,028   10.7%   $20,881     4.0%     $26,101    5.0%
    WCNB              34,892    9.2%    15,220     4.0%      19,025    5.0%
    CVB               10,381    7.4%     5,610     4.0%       7,013    5.0%

  As of December 31, 1997:

  Total Capital
  (to Risk Weighted
  Assets)
    Consolidated     $57,389   17.6%   $26,135     8.0%     $32,668   10.0%
    WCNB              46,271   19.1%    19,384     8.0%      24,230   10.0%
    CVB               10,162   12.4%     6,574     8.0%       8,718   10.0%
  Tier I Capital
  (to Risk Weighted
  Assets)
    Consolidated     $53,316   16.3%   $13,067     4.0%     $19,601    6.0%
    WCNB              33,235   13.7%     9,692     4.0%      14,538    6.0%
    CVB                8,870   10.8%     3,287     4.0%       4,931    6.0%
  Tier I Capital
  (to Average
  Assets)
    Consolidated     $53,316   10.8%   $19,723     4.0%     $24,653    5.0%
    WCNB              33,235    9.4%    13,867     4.0%      17,334    5.0%
    CVB                8,870    6.5%     5,489     4.0%       6,862    5.0%

    At year end 1998 and 1997, the Company and subsidiaries were categorized as well capitalized. Management is not aware of any conditions subsequent to year end that would change the Company's or the Bank's capital category.

    In January 1999, the Board of Directors of the Company authorized the purchase of up to 5% of the Corporation's outstanding common shares over a two year period. The shares will be purchased in the over-the-counter mar-ket. The number of shares to be purchased and the price to be paid will depend upon the availability of shares, the prevailing market prices and any other considerations which may, in the opinion of the Company's Board of Directors or management, affect the advisability of purchasing shares.

  15. WAYNE BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL
  INFORMATION
  (dollars in thousands)

  BALANCE SHEETS                       Years ended December 31,
                                           1998     1997
  ASSETS                                  -----    ------
  Cash...........................           $24       $52
  Securities Available-for-sale..         1,182     1,655
  Subordinated Note from
   Subsidiaries..................        10,000    10,000
  Investment in Bank Subsidiaries        48,206    44,482
                                        -------   -------
  TOTAL ASSETS...................       $59,412   $56,189
                                        =======   =======

  LIABILITIES....................          $345      $379
  SHAREHOLDERS' EQUITY...........        59,067    55,810
                                         ------    -------
  TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY.......       $59,412   $56,189
                                        ========  ========

  STATEMENTS OF  INCOME
                                      Years Ended December 31,
                                       1998     1997     1996
                                      -----    -----    -----

  Dividends from Subsidiaries....    $3,679    $1,994   $11,809
  Other Income...................       657       662        33
                                    --------  --------  --------
                                      4,336     2,656    11,842
  Other Expenses.................       445       407        61
                                    --------  --------  --------
  Income Before Income Taxes
    and Equity in Undistributed
    Earnings of Bank Subsidiaries     3,891     2,249    11,781
  Federal Income Tax Benefit.....     (130)     (109)      (12)
                                  -------- --------- --------------
                                      4,021     2,358    11,793
  Equity in Undistributed
   Earnings (Distributions in
   Excess of Earnings) of
   Bank Subsidiaries.............     3,291     3,362    (5,283)
                                    --------  --------  --------
  Net Income.....................    $7,312    $5,720    $6,510
                                    ========  ========  ========

  STATEMENT OF CASH FLOWS
                                      Years Ended December 31,
                                       1998     1997      1996
                                      -----    -----     -----
  OPERATING ACTIVITIES
  Net Income.....................    $7,312    $5,720    $6,510
  Adjustments to Reconcile Net
     Income to Net Cash Provided
     by Operating Activities:
     Depreciation................                             4
  (Equity in Undistributed
    Earnings) Distributions in
    Excess of Earnings of Bank
    Subsidiaries..................   (3,291)   (3,362)    5,283
  Other, Net......................      (26)      299        10
                                     -------- ---------  --------
  Net Cash Provided by
    Operating Activities..........     3,995     2,657    11,807

  INVESTING ACTIVITIES
  Purchase of Securities
   Available-for-sale............      (460)     (981)     (852)
  Purchase Subordinated Note
   from Subsidiary...............                       (10,000)
  Proceeds from Sales and
   Maturities of Securities
   Available-for-sale............       914       456       445
  Proceeds from the Sale of
   Premises......................                           283
                                    --------   --------- ---------
  Net Cash Provided (Used) by
    Investing Activities.........       454      (525)  (10,124)

  FINANCING ACTIVITIES

  Repayment of Long-term debt....                (213)     (213)
  Cash Dividends.................    (1,997)   (1,505)   (1,362)
  Dividends on Unallocated ESOP
   Shares........................        (6)
  Treasury Stock Purchased, Net..    (2,474)     (375)     (170)
                                   --------  ---------  ---------
  Net Cash Used by Financing
       Activities................    (4,477)   (2,093)   (1,745)
                                    --------  ---------  ---------
  Increase (Decrease) in Cash....       (28)       39       (62)
  Cash at Beginning of Year......        52        13        75
                                    --------  ---------  ---------
  Cash at End of Year............       $24       $52       $13
                                    ========  =========  =========

  16.  SUBSEQUENT EVENT

     On Janaury 6, 1999, subject to shareholder approval, the Board of Directors granted options to purchase 34,200 common shares at an exercise price of $34.50 to certain officers of the Company, WCNB and CVB. The options awarded vest and become exercisable in equal installments on December 15, 1999, 2000 and 2001. This option period expires ten years from the date of grant. In addition, 465,800 shares of authorized but unissued common stock are reserved for which no options have been granted.

  17.  QUARTERLY FINANCIAL DATA
       (Unaudited)

                           March 31    June 30    September    December 31
  1998                  ---------------------------------------------------

  Interest Income.......    $9,393     $9,584      $9,311        $9,484
  Net Interest Income...     5,345      5,445       5,157         5,495
  Provision for Loan
   Losses...............        60         60          60            60
  Net Income............     1,717      1,923       1,810         1,862
  Earnings Per Share....      0.35       0.39        0.37          0.39

  1997

  Interest Income.......    $8,711     $9,039      $9,099        $9,440
  Net Interest Income...     4,981      5,223       5,207         5,355
  Provision for Loan
   Losses...............       227        226         227           226
  Net Income............     1,309      1,468       1,446         1,497
  Earnings Per Share....      0.27       0.30        0.29          0.30


  MANAGEMENT DISCUSSION AND ANALYSIS

  Introduction

     The following commentary represents managements discussion and analysis of the Company's financial condition and results of operations. This review highlights the principal factors affecting earnings during 1998, 1997 and 1996 and significant changes in the consolidated balance sheets for the
  years ending December 31, 1998 and 1997.   Financial information for prior
  years is presented when appropriate. The objective of this financial re-view is to enhance the readers understanding of the accompanying financial statements and related information of the Company. This review should be read in conjunction with the audited consolidated financial statements, footnotes, financial ratios and statistics and other information contained in this report, and the Companys 10-K. Where applicable, management's insights of known events and trends are discussed that have or may reason-ably be expected to have a material effect on the Companys operations and financial condition.
     Wayne Bancorp, Inc. is a locally owned and operated multi-bank holding company whose subsidiaries include Wayne County National Bank (WCNB) and Chippewa Valley Bank (CVB) collectively referred to as the "Company." The Company provides banking and financial related services to individual and commercial customers in Wayne, Holmes, Medina, Stark and Summit counties.
  The Companys deposits are insured by Federal Deposit Insurance Corporation and both subsidiaries are members of the Federal Reserve System. WCNB is is subject to supervision, examination and regulation by the Comptroller of the Currency, and CVB is subject to supervision, examination and regulation by the Federal Reserve Board and the Ohio Division of Financial Institutions.

  Bank Acquisition

     On March 31, 1998, Wayne Bancorp, Inc., (Wayne) acquired 100% of the common stock of Chippewa Valley Bancshares, Inc. (Chippewa). The acquisition was accounted for as a pooling-of-interests. Under the pooling-of-interests method of accounting, the historical basis of the assets and liabilities are carried forward at their recorded amounts, and the shareholder's equity is consolidated on the balance sheet. In addition, a pooling-of-interests requires all financial statements to be retroactively restated as if the acquisition had taken place prior to the periods presented.
    Pursuant to the merger, Wayne exchanged 2.1916 shares of the Companys
  Common stock for each share of Chippewas outstanding common shares, which re-sulted in 981,837 shares being issued in the transaction. At the effective date of the merger, Chippewa had total assets of $140.2 million, total shareholders equity of $10.1 million and net income of $368 thousand. Chippewa's net income was $99 thousand and $998 thousand for the years ending December 31, 1997 and 1996, respectively.
    The merger of Chippewa into Wayne has enhanced the overall ability of the Company to grow and generate earnings. This merger expanded the Companys market area into Medina and Summit counties through the addition of nine banking centers and 83 employees. As a result of this acquisition the bank subsidiaries have had the opportunity to share skills and resources as well as align product offerings and standardize fees. In addition, the Company has been able to centralize the marketing and financial reporting functions while reducing reliance on outside vendors.

  Forward-Looking Statements

    When used in this document, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projected" or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including changes in economic conditions in the Companys market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Companys market area and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors listed above could affect the Companys financial performance and could cause the Companys actual results for future periods to differ materially from any statements expressed with respect to future periods.
     The Company does not undertake, and specifically disclaims any obligation, to publicly revise any forward-looking statements to reflect events or cir-cumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

  TABLE I: Financial Ratios for Five Years

  __________________________1998_____1997_____1996______1995______1994___
  Rate of return on:
    Average Assets......      1.44%     1.19%    1.43%     1.32%     1.27%
    Average Equity......     12.60%    10.69%   13.34%    12.11%    12.17%
    Beginning Equity....     13.10%    11.09%   13.79%    12.69%    12.63%
  As a Percent of
   Average Assets:
    Net-Interest Income.      4.21%     4.32%    4.29%     4.42%     4.28%
    Non-Interest Income.      0.74%     0.75%    0.98%     0.79%     0.77%
    Provision for Loan
     and Lease Losses..       0.05%     0.19%    0.07%     0.06%     0.10%
    Non-Interest Expense      2.91%     3.08%    3.16%     3.30%     3.31%
  Dividends as a Percent
   of Net Income.......      31.95%    31.38%   24.50%    27.24%    25.80%

  Other
  Average Loans & Leases
   to Average Deposits..     77.31%    78.71%   74.04%    75.94%    70.80%
  Net Loan & Lease
   Charge-offs (Recoveries)
   to  Average Loans
       & Leases.........      0.08%     0.08%    0.11%    -0.04%    -0.02%
  Allowance to Year End
   Net Loans & Leases...      1.51%     1.52%    1.48%     1.58%     1.59%
  Average Shareholders'
   Equity to Average
   Assets...............     11.39%    11.13%   10.74%    10.92%    10.45%
  Changes in Average
   Balances:
    Total Assets.........     5.91%     5.81%   11.45%     5.24%     4.33%
    Shareholders' Equity.     8.45%     9.66%    9.54%    10.03%     8.31%
    Loans and Leases....      3.30%    10.58%    6.32%    11.62%     8.94%
    Deposits............      5.18%     4.01%    9.10%     4.02%     2.92%


  RESULTS OF OPERATIONS

    The Companys Net income for 1998 was $7.31 million, which represents an in-crease of 27.8% over 1997 net income of $5.72 million, which decreased $790 thousand, or 12.1% from net income of $6.51 million in 1996. Net income per share was $1.50 in 1998, compared to $1.16 in 1997 and $1.32 in 1996.
  Net income in 1997 was impacted primarily by an increase in the loan loss provision on $600 thousand which was necessary to cover identified losses within the loan portfolio, and bring the reserve to a level commensurate with the outstanding loan balances. Net income in 1996 includes a one-time gain on the sale of WCNBs credit card business of $544 thousand net of tax, as well as an additional gain of $33 thousand net of tax, from the sale of WCNBs merchant credit card business.
    Return on average assets for 1998 was 1.44%, compared to 1.19% in 1997 and 1.43% in 1996. Excluding the events mentioned above, the return on average assets was 1.44%, 1.27% and 1.31% respectively for the three years ending December 31, 1998. Return on average equity was 12.60% in 1998, compared to 10.69% in 1997 and 13.34% in 1996. Excluding the events mentioned above, the return on average equity was 12.60%, 11.43% and 12.23% respec-tively for the three years ending December 31, 1998.
    The allowance for loan and lease losses as a percentage of total net loans and leases at December 31, 1998 was 1.51%, compared to 1.52% and 1.48% for December 31, 1997 and 1996 respectively. As indicated earlier, the allow-ance for CVB was increased by $600 thousand. Had this adjustment not been made, the allowance as a percentage of total net loans and leases would have been 1.33% at December 31, 1997.

  Net Interest Income

    Net interest income, the primary source of earnings for the Company, is the difference between interest and loan fee income generated on earning assets and the interest expense on deposits and borrowed funds. Net interest income is effected by changes in interest rates, the volume and composition of earning assets and paying liabilities, as well as the balances in non-interest bearing deposit accounts.
    Total interest and fee income for 1998 was $37.8 million, which is an in-crease of $1.5 million, or 4.1% over the $36.3 million earned in 1997, which increased $2.1 million, or 6.2% over the $34.2 million earned in
  1996. The most significant impact on the Companys interest income has been the growth in interest earning assets, which for 1998 was $32.6 million, while interest earning assets increased by $23.2 million in 1997. In 1998 this growth was concentrated in the securities portfolio, whereas in 1997 growth was primarily in the loan portfolio. The change in the composition of earning assets is largely impacted by loan demand and market conditions. The tax equivalent yield on average earning assets for 1998 was 7.80%
  compared to 8.21% for both 1997 and 1996.  The decrease in yield is due to a shift in the overall make up of earning assets, as well as a reduction in the prime lending rate during the fourth quarter of 1998 from 8.50% to
  7.75%. The decrease in "prime" affected the Companys variable rate commer-cial, agricultural and home equity loans as the rates charged to borrowers on these types of loans are tied to prime. The rates on these loans "float"
  with prime, which protects the Company's earnings, or net interest income, in volatile interest rate environments. These loans represented $76.6 million, or 24.0%, of total net loans and leases at December 31, 1998.
    Total interest expense for 1998 was $16.3 million, which increased $807 thousand, or 5.2% over interest expense of $15.5 million in 1997, which increased $760 thousand, or 5.1% over interest expense of $14.8 million in 1996. The yield or cost of funds, on average interest bearing deposits and borrowed funds, was 4.12% at December 31, 1998, compared to 4.19% for both 1997 and 1996. Total interest bearing liabilities at December 31, 1998 were $409.5 million, which increased $22.8 million from $386.7 million in 1997, which increased $11.8 million from $374.9 million in 1996. The slight decline in the cost of funds in 1998 is a result of the Company lowering rates on deposits simultaneously as rates were adjusted downward on interest earning assets.  The decrease in rates paid on deposits is a fac-
  tor of the Companys interest rate management to preserve the net interest income of the Company.
    The Companys Asset/Liability committee monitors the maturity structure and rates of all interest earning assets and interest bearing liabilities on a monthly basis to maintain stability in the net interest income. During
  1998, the Company was in a slightly negative GAP position. This negative position is favorable during a falling rate environment, which was the case in
  1998.   Although the net interest spread which is the difference between average rates earned on assets and the average rates paid on deposits and borrowed funds, decreased from 4.01% in 1997, to 3.68% in 1998, the Company was able to increase net interest income as growth in earning assets exceeded growth in paying liabilities.

  Provision and Allowance for Loan and Lease Losses

    The provision for loan and lease losses is an expense item charged to operations of the Company. The provision is recorded to maintain the balance in the related balance sheet account, allowance for loan and lease losses, at a level which management considers adequate to absorb reasonably probable credit losses within the loan portfolio. The adequacy of the allowance is determined by management based on several factors. These factors include estimates of probable losses within the current portfolio, prior his-torical losses, the mix and size of the current portfolio, as well as ex-pected economic conditions. In addition to these factors, the Company also monitors the amount of unsecured credit that has been extended at the eval-uation date that remains unfunded. While the analysis identifies and al-locates portions of the allowance to specific problem loans, the entire amount is available for for any losses that may occur.
    At December 31, 1998, the allowance for loan losses was $4.92 million, or 1.51% of total net loans and leases compared to $4.92 million, or 1.52% at December 31, 1997. This ratio will change periodically based on the growth and composition within the loan portfolio as well as the changes in the quality of the portfolio. The stability in this ratio for the two years pre-sented is attributable to the balance of total loans and leases remaining rel-atively unchanged as well as similar charge-off and recovery activity.
  During 1998, the Company experienced net charge-offs of $246 thousand com-pared to $258 thousand during 1997.
    Past due and non-performing loans are one of the primary factors that man-agement uses to determine the adequacy of the allowance for loan and lease losses. At December 31, 1998, the Company had loans that were past due ninety days or more and still accruing interest of $288 thousand, or .09% of total loans and leases compared to $285 thousand, or .09% at December
  31, 1997. At December 31, 1998 the Company had no loans on a non-accrual status, compared to $205 thousand, or .06% of total loans at December 31, 1997. Based on this activity and the quality of the current portfolio, management feels the current allowance for loan and lease losses is ade-quate to cover probable future loses.
    The provision for loan and lease losses charged to operations was $240 thousand for 1998 compared to $906 thousand for 1997, and $300 thousand for 1996. The increase in 1997 is primarily due to a $600 thousand adjustment made to CVBs allowance to bring the allowance to a level consistent with loan volume, and to absorb identified problem loans within the portfolio.
  Of these identified problem loans, $275 thousand was charged off during 1998. Management anticipates that the provision charged to operations in 1999 will be similar to the provision in 1998.

  Other Income

    Other income of the Company consists of fees generated for providing banking related services to our customers. This income is derived from several com-ponents, including service charges and fees on deposits, income for Trust and Investment Services, and other non-interest income, which includes fees for safety deposit box rental, check cashing, brokerage services and ser-vicing mortgage loans that have been sold into the secondary market, other miscellaneous income, and gains or losses on the sale of loans and securities. In 1998, total other income was $3.72 million compared to $3.58 million in 1997, and $4.44 million in 1996.
    Service charges and fees on deposits in 1998 were $1.72 million compared to $1.70 million in 1997, and $1.73 million on 1996. The increase in these fees for 1998 over 1997 is due to the implementation of standard service charges and fees among the subsidiary banks. The Company's management mon-itors our market area to ensure that the fees charged on these deposit accounts are competitive within our market. In addition, management also reviews the costs associated with offering these accounts when determining the fee to charge the customer.
    Trust and Investment Services income for 1998 was $1.41 million, which is an increase of $71 thousand, or 5.3% over 1997 income of $1.34 million, which increased $268 thousand, or 24.9% over income of $1.08 million in 1996.
  The increase in Trust income is primarily based on the steady increase in assets under management, as this income is based on a fixed regular fee as well as a percentage of assets managed fee and a percentage of earnings fee. The fair-market value of Trust assets at December 31, 1998 was $314 million compared to $285 million and $242 million for December 31, 1997 and 1996 respectively.
    Other non-interest income was $586 thousand in 1998, which increased $47 thousand, or 8.7% from the $539 thousand earned in 1997, which decreased
  $1.10 million or 67.1% from the $1.64 million earned in 1996. The increase in 1998 over 1997 was due to increases in several areas, including addi-tional income of $17 thousand from mortgage loan servicing fees, $17 thousand on fees from brokerage service activities, $22 thousand in "other fees" and $36 thousand in other miscellaneous income. These increases were offset by a loss of $32 thousand relating to the sale of $11.9 million of residential real estate loans into the secondary market. The $17 thou-sand increase in mortgage loan servicing fees is a result of this sale as the Company retains the servicing on loans sold. The decrease in 1997 from 1996 is due to WCNB'S sale of its entire credit card portfolio in the fourth quarter of 1996. The sale was approved by the Company's board of directors based on the fact that the increased competition in the credit card market made it difficult to grow the portfolio, yet the costs asso-ciated with managing the portfolio continued to rise. The gain on this sale was $824 thousand on a pre-tax basis. In addition, WCNB also sold its merchant credit card business at a pre-tax gain of $50 thousand during the same quarter in 1996. In 1996, merchant income generated was $238 thou-sand, which is reported in non-interest income, and in 1997 and 1998, WCNB had no merchant income. Securities gains and losses are not significant for any period presented.

  Non-Interest Expenses

    Non-interest expenses are comprised of expenses relating to salaries and employee benefits occupancy and equipment, and other operating expenses. Total non-interest expenses were $14.80 million in 1998, which increased
  $7 thousand, or 0.05% from $14.79 million in 1997 which increased $435 thousand, or 3.0% from $14.36 million in 1996.
    Total salaries and employee benefits were $7.52 million in 1998, which increased $34 thousand or 0.45% over $7.49 million in 1997, which increased $495 thousand, or 7.1% from $6.99 million in 1996. The primary reason for the increase in 1998 is due to annual salary adjustments to maintain com-pensation at a level competitive within our employment market. In addition to the annual adjustments, the Company increased wages of certain positions in the second half of the year in order to retain trained staff and make the starting salaries more attractive to new employees. The salary expense component increased $430 thousand from $5.90 million in 1997 to $6.33 million in 1998. The increase in salaries was largely offset by a reduc-tion in expenses relating to retirement benefits, which decreased $288 thou-sand from $863 thousand in 1997 to $575 thousand in 1998. The decrease in retirement benefits is primarily related to the Company fully funding the retirement plans offered by CVB. The increase in 1997 over 1996 is primarily related to the annual salary adjustments and retirement benefits. The salary increases accounted for $267 thousand of the increase while the retirement benefits increased by $151 thousand.
    Occupancy and equipment expense was $1.81 million in 1998, which in-creased $70 thousand or 4.03% from $1.74 million in 1997, which increased $133 thousand, or 8.3% from $1.60 million in 1996. The primary reason for these increases from year to year is related to depreciation on new equip-ment purchased to maintain operating efficiency. During 1998, the Company completed installation of a wide area network and up graded its phone system. In addition, to enhance customer convenience, the Company installed two Automated Teller Machines (ATMs) and three "traveling" news signs at drive-thru locations. Beyond these, the Company also incurs on-going expenses to maintain the condition and appearance of its facilities and renovate as needed for staffing requirements and other reasons.
    Other operating expenses were $5.48 million in 1998, which decreased $97 thousand, or 1.7% from $5.56 million in 1997, which decreased $193 thou-sand, or 3.3% from $5.79 million in 1996. Other operating expenses include the general and administrative expenses of the Company, such as franchise taxes, stationary and supplies, phone expense, advertising and computer expense to name a few. The decrease in 1998 from 1997 is primarily attri-butable to the Company's on-going committment to control costs where pos-sible. The Company experienced declines in directors fees of $157 thou-sand, $472 thousand in amortization expense and $36 thousand in advertising expense. The decreases were offset by increases of $110 thousand in fran-chise taxes, $58 thousand in donations, primarily to fund the Wayne County National Charitable Foundation, $157 thousand in data processing and computer related expenses mainly for Year 2000 compliance and testing, $87 thousand in professional fees and $22 thousand for the Companys operation of Automated Teller Machines (ATMs). The decrease in these expenses in 1997 from 1996 is primarily due to the creation and funding of the Wayne County National Charitable Foundation, where WCNB made a $300 thousand contribution upon inception in 1996. In addition, in 1996 the Company also paid assessments to the Federal Deposit Insurance Corporation of $218 thousand. These increases were offset by reductions in the Companys credit card processing costs of $191 thousand due to the sale of WCNBs credit card portfolio and merchant credit card business.

  Income Taxes

    Federal Income taxes were $2.81 million, which decreased $110 thousand or 3.8% from $2.92 million in 1997, which increased $173 thousand or 6.3% from $2.75 million in 1996. The changes in federal income taxes is due to the changes in pre-tax earnings of the Company as well as adjustments of de-ferred tax assets and liabilities as a result of the acquisition of CVB during 1998. The income tax expense represents an effective tax rate of 27.8% for 1998, 33.8% for 1997, and 29.7% for 1996. The effective tax rate paid by the Company is impacted by the amount of tax-free income that is generated through tax-exempt securities and loans to tax-exempt customers.

  FINANCIAL CONDITION

    Total assets at December 31, 1998 were $538.7 million, which is an increase of $30.3 million, or 5.96 %over total assets of $508.4 million at December 31, 1997. The Company's earning assets increased $32.6 million from $474.0 million in 1997 to $506.5 million in 1998. At December 31, 1998 earning assets as a percentage of total assets were 94.1% compared to 93.4% at December 31, 1997. The growth in the Company's balance sheet was was pri-marily in the securities portfolio, which represented 32.5% of the total assets at December 31, 1998 compared to 27.9% at December 31, 1997. The loan portfolio was relatively unchanged from December 31, 1997 in total volume, however as a percentage of total assets, loans represented 60.2% and 63.8% at December 31, 1998 and 1997, respectively. The growth in earning assets was primarily funded through growth in deposits of $25.3 million from $409.9 million at December 31, 1997 to $435.1 million at December 31, 1998.

  Securities

    The securities portfolio serves a primary role in the overall context of asset and liability management through liquidity, earnings, and diversifi-cation. The securities portfolio is used to fund loans and deposit out-flows, enhance Company earnings through purchases of high quality invest-ments, and manage the credit and interest rate risk inherent in the balance sheet.
    To maintain sufficient liquidity, the Company invests in primarily shorter-term securities, less than three years, with lower risk. These include US Treasury and Agency securities, which are direct obligations of the US government and agencies of the US government. These types of investments are considered "risk-free" and offer a lower yield than other securities.
  To increase the overall yield of the securities portfolio, the Company also purchases shorter-term government guaranteed mortgage backed securities and high quality corporate bonds. To reduce overall tax-liability, the Company invests in obligations of state and political subdivisions, which are generally exempt from federal income tax.
    The Companys investment portfolio is classified as available-for-sale. Securities, available-for-sale, are carried at fair value on the balance sheet with unrealized holding gains or losses reported as a separate com-ponent of equity, net of tax. Available-for-sale securities are those which may be sold prior to maturity for liquidity, asset liability management or other reasons. The Company currently does not have any securities clas-sified as held-to-maturity, those which management has the ability and intent to hold to maturity, however the Company may use this classification in the future if conditions warrant. During 1998, as a result of the acquisition, the Company transferred securities held by CVB with an amor-tized cost of $17.7 million from held-to-maturity to available-for-sale;
  to conform to the classification method historically followed by the Company.
    The securities portfolio was $175.0 million at December 31, 1998, which rep-resented 32.5% of total assets compared to $141.9 million, and 27.9% of total assets at December 31, 1997. This increase is due to deposit growth exceeding loan demand during 1998. The securities portfolio has net un-realized gains of $2.36 million at December 31, 1998 compared to $1.06 million at December 31, 1997. This increase is attributable to the growth in the securities portfolio as well as the falling rates in the Treasury market, as bond prices move in the opposite direction of bond yields.

  Loans and Leases

    The Companys loan portfolio consists of a variety of loans to include: com-mercial, agricultural, residential and commercial real estate, consumer, credit card, and direct lease financing. The Company's market area in-cludes Wayne, Holmes, Medina, Stark and Summit counties.
    Total loans and leases at December 31, 1998 were $324.2 million, or 60.3% of total assets compared to $324.3 million, or 63.8% of total assets at December 31, 1997. This represents a decrease of $171 thousand, or 0.05% from 1997 to 1998. While total loans remained substantially the same, the composition of the loans varied between the two years presented. The three major loan categories are commercial, real estate and consumer which represented 40%, 41% and 15% of total loans and leases at December 31, 1998, compared to 41%, 39% and 16% respectively at December 31, 1997.
    Commercial loans at December 31, 1998 were $129.5 million, which decreased $2.5 million, or 1.9% from $132.0 million at December 31, 1997. During 1998, the Company experienced increased competition from much larger Commercial banks going outside their traditional geographic lending areas to attract new business. These banks concentrated mainly on large commer-cial credits by offeringrates below prime. It is the Companys intent to main-tain its current lending practice with regard to loan pricing and avoid making loans to customers that offer rates below prime. This practice will maintain consistency and uniformity within the lending function and not violate the integrity of our underwriting standards. Management does not anticipate negative growth or material reductions in profitability as a result of not offering or originating loans with rates below prime. As a result the Company is very conscious of making loans to credit worthy customers and will not sacrifice earnings for the sake of growth.
    Real estate loans at December 31, 1998 were $131.8 million compared to $125.2 million at December 31, 1997. This represents an increase of $6.6 million, or 5.3% net of sales into the secondary market of $11.9 million during the second quarter of 1998. Due to the lower interest rates for single family housing, the Company experienced record production in terms of the number of loans closed and dollar volume. The Company expects this activ-ity to continue as mortgage loan rates remain at historically low levels which allows borrowers to refinance their existing mortgages and makes housing more affordable to first time home buyers. As this activity continues and the percentage of residential real estate loans within the total loan portfolio increases, management may consider the sale of additional loans into the secondary market as market conditions warrant, to realign the portfolio and provide liquidity for future loan demand.
    Consumer loans at December 31, 1998, were $48.1 million, which decreased $4.2 million, or 8.0% from $52.3 million at December 31, 1997. This de-crease is due to several factors relating to the overall economy and con-sumer debt loads. Due to the economic expansion that has occurred in the 1990s, bolstering consumer confidence and spending, average consumer debt is at an all time high. This increased consumer spending has caused the average household to be highly leveraged, thus reducing borrowing capacity. The Company continues to seek out ways to increase the consumer portfolio, and during 1998 the Company increased its incentives offered to auto dealers to match those in place within our market area. Despite the continued efforts to grow this portion of the loan portfolio, the Company will maintain its philosophy of granting loans based on sound fundamental banking principles and will not forego quality for growth. This conservative approach main-tains the quality of the portfolio and potentially minimizes future losses in economic down cycles.

  Sources of Funds

    The Company has made a commitment to provide a full range of banking pro-ducts and services to its customers. The deposit products offered by the Company provide a means for customers to safely invest their money while earning a competitive rate of return on their funds.
    The Companys primary sources of funds are core deposits originated from within its market area. At December 31, 1998, total deposits were $435.1 million, which increased $25.3 million, or 6.2% over total deposits of $409.9 million at December 31, 1997. The primary reason for this increase is due to the introduction of the Platinum Money Market Investment account.
  This account offers a higher yield that is tied to the 90-day treasury auction rate, when the minimum balance is maintained. In addition to these deposits, the Company holds securities sold under agreements to repurchase (repurchase agreements). These repurchase agreements offer additional funding sources for the Company and attractive yields for corporate cus-tomers. Repurchase agreements at December 31, 1998 were $36.9 million, which is a decrease of $558 thousand, or 1.5% from $37.5 million at Decem-ber 31, 1997.
    During 1998, the deposit mix, percentage-wise, remained relatively unchanged from the prior year. However, due to the declining rate environment, to maintain liquidity, customers have shifted their deposits into shorter-term certificates of deposit, and increased balances in interest bearing savings and transaction accounts.
    In addition to core deposits and repurchase agreements, the Company has alternative funding sources for loan demand, primarily from overnight federal funds borrowings and advances from the Federal Home Loan Bank. The Company currently has approximately $22.6 million available in overnight federal funds that may be drawn from correspondent banks, none of which had been used as of December 31, 1998. In addition, the subsidiaries are mem-bers of the Federal Home Loan Bank system, which provides funding based on a percentage of balances in one-to-four family residential loans. At
  December 31, 1998, the Company had outstanding advances from the Federal Home Loan Bank of $2.6 million. These alternative funding sources generally cost more than core deposits and increase the overall cost of funds to the Company.
    Core deposit growth is an ongoing objective of Management to facilitate funding for loan demand and asset growth. However, as consumers become more mobile through direct deposit, on-line banking and other means, grow-ing these core deposits with traditional accounts and services is becoming more difficult. As a result of this, the Company introduced several new products during 1998 for customer convenience and deposit growth. One such product, as mentioned above, is the Platinum Money Market Investment account. In addition to offering a higher rate of return for customers, this account also offers free checks, a MAC Automated Teller Machine (ATM) card, discounts on brokerage service and a free portfolio review by the Companys Trust Department. Also, in December of 1998, WCNB introduced and mailed out over five-thousand debit cards to qualified customers, thus making this card a company-wide product as CVB has had its card in place since
  1996. The debit card is becoming increasingly popular and allows the cus-tomer to make purchases at a variety of locations as well as access, transfer funds and perform account inquiries via an ATM. Further, WCNB adopted CVBs, MVP savings account. This account is a tiered product where the rate in-creases as your balance increases. In addition, the Company added retail investments to its list of product offerings. The Companys retail invest-ments include purchasing of mutual funds and annuities and is available through both subsidiaries. Beyond these, the Company is researching various versions of electronic banking to include touch-tone phone and on-line banking. The Company is approaching these products in a conserva-tive manner to ensure questions relating to customer risk are addressed and thoroughly answered. Also during 1998, the Company introduced an employee sales program which will allow the Customer Service Representatives to better respond to the needs of the customer through increased product and sales training.

  Capital Management

    The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. Capital con-sists primarily of four components including common stock, surplus, or additional paid in capital, undivided profits and net unrealized gains or losses on available-for-sale securities. Bank regulators monitor capital adequacy very closely and consider it a very important factor in ensuring the safety of depositors accounts. As a result of this bank regulators established risk based capital standards, which measures the amount of a banks required capital in relation to the degree of risk contained in the balance sheet, as well as off-balance sheet items. When calculating ratios for capital adequacy, net unrealized gains or losses on available-for-sale securities are excluded from the capital base.
    There are several key ratios used to monitor capital adequacy. One such ratio is the percent of stockholders equity to total assets. At December
  31, 1998 this ratio was 10.97% compared to 10.98% at December 31, 1997.
  The primary reason for this decline is the Companys increased activity in purchasing treasury stock to fund the ESOP and dividend reinvestment plans as well as enhance shareholder value through increasing return on equity. Return on average equity was 12.6% at December 31, 1998, compared to 10.7% at December 31, 1997. Return on equity is one measure of efficiency, which reflects the Companys ability to generate net income as a percentage of its capital base.
    Other key ratios used in determining capital adequacy include the risk based capital ratio and the leverage capital ratio. These ratios are pri-marily used by bank regulators, where the regulators have set minimum capi-tal standards. The risk based capital ratio is based on the risk-adjusted assets of the Company as a percentage of the Companys adjusted capital.
  The Companys assets are assigned risk weightings based on the risk inherent in those assets, and then these risk weighted assets are compared to the Companys adjusted capital, which includes the Companys capital accounts less intangibles, plus a portion of the allowance for loan and lease losses. Regulatory agencies require a minimum ratio of 8%, with at least half of that being in core capital. Core capital, or Tier 1 capital, consists of shareholders equity less general intangibles and Tier 2 capital includes Tier 1 capital plus a portion of the allowance for loan and lease losses.
  The leverage ratio compares Tier 1 capital to the Companys average assets, adjusted for general intangibles.
    The Companys total risk based capital ratio at December 31, 1998 and 1997 was 17.6%. The Companys Tier 1 capital ratio was 16.3% at December 31,
  1998 and 1997. The Company's leverage ratio was 10.7% at December 31, 1998 compared to 10.8% at December 31, 1997.
    The Company has set minimum internal capital adequacy ratios to comply with banking regulations as well as maintain capital at levels that will provide long-term strength and performance to the Company. These levels as set by the Companys Board of Directors and management are; primary capital of 8.5%, risk based capital of 10.0%, and the leverage ratio at 7.0%.
    The Companys source of capital primarily comes from subsidiary earnings as well as sales of treasury stock. During 1998, the earnings from these subsidiaries were $6.97 million, compared to $5.36 million at December 31, 1997, and proceeds from the sale of Treasury stock were $433 thousand during 1998 compared to $299 thousand during 1997. The outflows of capital in-clude cash dividends paid to shareholders as well as purchases of treasury stock. On a combined basis, restated for the acquisition of CVB, the Com-pany paid dividends of $2.34 million, or $.48 per share in 1998, compared to $1.79 million, or $.37 per share for 1997. During 1998, the Company pur-chased $2.91million in Treasury stock compared to $674 thousand during 1997. Of the cash dividends paid, $339 thousand and $299 thousand was reinvested by shareholders under the Companys dividend reinvestment plan for the years ending December 31, 1998 and 1997 respectively.

  Asset and Liability Management

    The Companys primary market risk exposure is interest rate risk, and to lesser extents liquidity and prepayment risk. Interest rate risk is the risk that the Companys financial condition could be adversely affected by movements in interest rates, which is inherent in banking as a result of repricing that may occur in interest earning assets and interest bearing liabilities. The income of financial institutions is primarily derived from the excess interest earned on assets over the interest paid on liabil-ities. This fundamental premise places extreme importance on monitoring and controlling interest rate risk.
    There are several methods employed by the Company to monitor and control interest rate risk. One such method is through the use of a GAP analysis. The GAP is defined as the difference between the repricing of assets and liabilities within certain time periods. Therefore, the objective of GAP management is to match maturities and repricing of loans and deposits to reduce interest rate risk and maintain liquidity. The repricing can occur due to changes in rates on variable rate products, maturities, and accel-erated payments. A positive GAP, where there are more assets repricing than liabilities, is beneficial in a rising rate environment and a negative GAP, where there are more liabilities repricing than assets is favorable in a falling rate environment. It is the Companys policy to maintain a fairly neutral GAP position of 10% or +10% in the one year period. During 1998, the Company maintained an average GAP of -5.35%, and at December 31, 1998, the GAP was -4.41%. This negative GAP position was beneficial, as in 1998 the industry experienced a falling rate environment. A second strategy used by the bank to reduce exposure to interest rate risk is to originate variable rate loans that reprice with prime and other indices. Currently, the Company has $95.7 million, or 30.0%, of total loans and leases written as variable rate loans. A third strategy is to invest excess funds in highly liquid federal funds that mature and reprice on a daily basis. At December 31, 1998, the Company had $7.3 million in federal funds sold. In addition, the Company classifies its investment portfolio as available-for-sale, which allows the Company to sell these investments if needed to manage risk, provide liquidity and take advantage of interest rate swings.
  Finally, the Company has the ability to obtain funding from the Federal Home Loan Bank, where advances are tailored to match loan rates and terms.
  Also, to enhance the Companys asset liability management, a modeling pro-gram was purchased which will allow the Company to shock the balance sheet with different interest rate scenarios. This program will provide additional information on an ad-hoc basis and assist with pricing of loans and deposits under certain conditions.
    The following table provides information about the Companys financial instruments that are sensitive to changes in interest rates as of December 31, 1998. Based on the information and assumptions set forth in the tables and notes, the Company believes that these assumptions are reasonable. For loans, securities and deposit liabilities with contractual maturities, the table represents principal cash flows and the weighted interest rate. For variable rate loans, the contractual maturity and weighted interest rate was used with an explanatory footnote as to repricing periods. For liabilities without contractual maturities, such as savings, NOWs and Money Market accounts, a decay rate was used to match their most likely withdrawal behavior.
  (dollars in thousands)

                            Principal/Notional Amount Maturing in:

                              1999     2000     2001     2002     2003
 Rate-sensitive Assets      -------------------------------------------
 Fixed-interest rate
    loans(1)                 64,337   37,860   27,195   14,717   10,025
  Average interest rate       8.72%    8.69%    8.45%    8.24%    7.81%
  Variable-interest
     rate loans(1)(2)        45,195    8,605    5,930    4,485    3,523
  Average interest rate       8.37%    8.53%    8.48%    8.48%    8.53%
  Fixed-interest rate
    securities(1)(7)         38,141   33,703   35,442   15,381    9,989
  Average interest rate       6.03%    6.13%    6.11%    6.15%    6.36%
  Other intererest earning
    assets(3)                 7,340     ---      ---      ---      ---
  Average interest rate       5.44%     ---      ---      ---      ---

  Rate-sensitive liabilities:
  Non-interest bearing
    checking(4)              16,454   13,163    9,872    8,227    8,227
  Savings & interest
    bearing checking(5)      39,899   39,899   29,924   29,924   19,949
  Average interest rate(5)    2.96%    2.96%    2.96%    2.96%    2.96%
  Certificates of
    deposit(1)              104,846   38,170    8,578    8,093    9,820
  Average interest rate(5)    5.01%    5.70%    5.59%    5.88%    5.69%
  Fixed-interest rate
    borrowings(1)               270      275      879      534     ---
  Average interest rate(5)    7.98%    7.95%    6.02%    6.64%     ---
  Variable interest rate
    borrowing(1)(6)          28,954    1,847    1,847    1,847    1,847
  Average interest rate(5)    4.26%    4.22%    4.22     4.22%    4.22%

                       Principal/Notional Amount Maturing In:
                                   (continued)
                                                   Fair Value
                            Thereafter    Total     12/31/98
                           ----------------------------------
  Rate-sensitive Assets
  Fixed-interest rate
    loans(1)                 $75,855    $229,989    $233,473
  Average interest rate        7.41%       8.18%
  Variable-interest rate
    loans(1)(2)               26,472      94,210      94,210
  Average interest rate        8.55%       8.45%
  Fixed-interest rate
    securities(1)(7)          39,989     172,645     175,007
  Average interest rate        6.42%       6.19%
  Other interest bearing
    assets(3)                  ---         7,340       7,340
  Average interest rate        ---         5.44%

  Rate-sensitive Liabilities
  Non-interest bearing
    checking(4)               $9,872     $65,815     $65,815
  Savings and interest-
    bearing checking(5)       39,899     199,494     199,494
  Average interest rate(5)     2.96%       2.96%
  Certificates of deposit(1)     327     169,834     171,143
  Average interest rate(5)     5.18%       5.26%
  Fixed-interest rate
    borrowings(1)              ---         1,958       1,976
  Average interest rate(5)     ---         6.73%
  Variable-interest rate
    borrowings(1)(6)           1,847      38,189      38,189
  Average interest rate(5)     4.22%       4.25%

  (1)  Assumes normal amortization based on contractual maturity and repayment.

  (2) The Company's adjustable rate commercial loans and home equity loans are based on the prime rate of interest as stated in The Wall Street Journal and are subject to repricing when the prime rate is adjusted. The adjustable rate mortgage loans are based on the one-year constant maturity treasury index, and are subject to annual repricing.

  (3) The federal funds rate is subject to daily repricing and is that which is currently offered by the correspondent bank buying these short term over-night funds.

  (4) Non interest bearing checking accounts assume a decay rate of 25%, 20%, and 15%, for the first three years respectively, 12.5% for each of years four and five with the remaining 15% being more than five years.

  (5) Savings, NOW, and Money Market accounts assume a decay rate of 20% for years one and two, 15% for years three and four, 10% for year five with the remaining 20% being more than five years.

  (6) Repurchase agreements are subject to monthly repricing and are based on the prior months average discount rate for the 3-month treasury bill. Decay is assumed to be 75% in year one with 5% for the remaining years and thereafter.

  (7) Reported at amortized cost. Includes a nominal amount of variable rate securities.

  Liquidity

    Liquidity management is the ability of the Company to meet the credit needs and cash demands of its borrowers and depositors. Through the Company's Asset/Liability Committee, management analyzes and manages liquidity. The Company's primary source of liquidity is cash, federal funds sold and cash flows provided by maturities and amortization's in the loan and investment portfolios.
    At December 31, 1998, cash and cash equivalents were $27.8 million, or 5.2% of total assets. The change in cash and cash equivalents is shown in the Consolidated Statement of Cash Flows and summarizes activity for the three years ending December 31, 1998. During 1998,the Company generated net cash flows from operating activities of $7.19 million, including net income of $7.31 million. During 1998, the Company had a net use of cash in investing activities of $32.63 million. The use of this cash was primarily to fund the growth in the securities portfolio, which represented a net cash out-flow of $31.78 million. During 1998, the Company generated net cash flows of $22.16 million in financing activities. The primary source of cash was from the net growth in the Companys deposits of $25.25 million, which was offset by dividends paid of $2.34 million and $2.14 million paid to pur-chase Treasury stock, net of sales.
    The liquidity needs of the Company, primarily cash dividends, are met through dividends from the subsidiaries. Management is not aware of any trend or event which would result in the Company not being able to meet its current and future cash needs.

  Year 2000 Issue

    The Year 2000 (Y2K) issue relates to the ability of computers to operate in, and recognize, the year 2000 as a valid date. The Company is almost entirely dependent on computer systems to process transactions relating to lending and deposit functions. WCNB employs the services of a nationally recognized data processing service bureau specializing in data processing for finan-cial institutions, while CVB operates an in-house data processing center.
  In addition to these core operating systems, the Company also relies on off-the-shelf hardware and software to conduct business relating to normal operations.
    The Company has inventoried all of its hardware and software relating to computer-operated and computer-dependent systems, and the Company has com-pleted their assessment of the steps they will need to take to address Y2K problems. The Companys applications have been identified as either mission critical or non-mission critical, and timeframes have been established for testing these applications. The Company has contacted the vendors that supply or service the Companys computer-operated or computer-dependent systems to obtain confirmation that each system is either currently Y2K com-pliant or that it is expected to be Y2K compliant. With respect to systems that have not been confirmed as Y2K compliant, the Company will continue to work with the appropriate supplier or service provider to ensure all such systems will be compliant in a timely manner. The Company has developed a contingency plan that was approved by the Board of Directors and senior management that is currently being updated to comply with the guidelines issued by the Federal Financial Institutions Council.
    In addition to the expenses incurred for Y2K compliance and testing, the Company could incur losses if loan payments are delayed due to Y2K problems affecting any of the Companys significant borrowers or impairing the pay-roll systems of large employers within the Companys primary market area.
  As the Company's loan portfolio is highly diversified with regard to indi-vidual borrowers and business types, and the Company's market area is not dependent on a single employer or industry, the Company does not expect any significant or prolonged Y2K related difficulties that will affect net earnings or cash flow. At this time, the Company has spent approximately
  $250 thousand relating to the Y2K issue, however additional unforeseen expenses may be incurred.

  Effects of Inflation

    The financial statements and related data included in this report has been prepared in accordance with generally accepted accounting principles (GAAP) which measures financial position and results of operations in historical dollars, except for securities classified as available-for-sale which are recorded at fair market value. Changes in the relative value of money during periods of inflation or recession are generally not recognized under GAAP.
    In managements opinion, changes in interest rates affect the financial condition and results of operations to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not change at the same rate or mag-nitude as the inflation 'rate. Rather, changes in interest rates are based on monetary policies. The Company protects earnings from interest rate vola-tility through offering variable rate loan and deposit products and asset/liability management.

  New Accounting Pronouncements

     Beginning January 1, 2000, a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement.
  Fair value changes involving hedges will generally be recorded by off-setting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This is not expected to have a material effect but the effect will depend on derivative holdings when this standard applies.


  NOTICE OF ANNUAL STOCKHOLDERS MEETING
  TO BE HELD APRIL 22, 1999


  TO THE HOLDERS OF COMMON SHARES:

    Notice is hereby given that pursuant to the call of its Directors, the annual meeting of Wayne Bancorp, Inc. will be held at Memories Party & Con-ference Center, 2437-B Back Orrville Road, Wooster, Ohio on April 22, 1999 at 2:00 p.m., for the purpose of considering and voting upon the following matters as more fully described in the attached Proxy Statement dated
  March 15, 1999:

  1. Election of Directors: To elect the four (4) directors named in the attached Proxy Statement


  2. To Ratify the engagement of Crowe, Chizek & Company LLP as the independent auditors of the company.

  3.  To approve the 1999 Incentive Stock Option Plan.

  4. Taking action on any other matter which may be brought before said meeting or any adjournment thereof.

       Stockholders of record at the close of business on February 15, 1999 will be entitled to vote the number of shares held of record in their names on that date. The transfer books will not be closed. The date of this notice is March 15, 1999.


                                     By Order of the Board of Directors



                                     Jimmy D. Vaughn, Secretary


  IMPORTANT

  All Stockholders are cordially invited to attend the meeting. Whether or not you plan to attend in in person, you are urged to sign the enclosed Proxy and return it promptly in the envelope provided. This will assure your repre-sentation and a quorum for the transaction of business at the meeting If you do attend the meeting in person, the Proxy will not be used if so re-quested by you.

  PROXY STATEMENT

  March 15, 1999

  GENERAL

    This statement is furnished in connection with the solicitation of proxies to be used at the Annual Stockholders Meeting of Wayne Bancorp, Inc., an Ohio Corporation (the "Company"), to be held on April 22, 1999 at 2:00 p.m.
  at Memories Party and Conference Center, 2437-B Back Orrville Road,
  Wooster, Ohio, or any adjournment thereof. A stockholder, without affect-ing any vote previously taken, may revoke his/her Proxy by giving notice to the Secretary of the Company (Jimmy D. Vaughn) in writing prior to 1:00 p.m., on April 22, 1999; by a subsequently dated proxy; or by request for the return of the Proxy in person at the Annual Meeting. The presence at the meeting of the person appointing a Proxy, does not in and of itself revoke the appointment.

    The solicitation of proxies in the enclosed form is made on behalf of the Board of Directors of the Company.

    The cost of preparing, assembling and mailing the Proxy materials and of reimbursing brokers, nominees, and fiduciaries for the out-of-pocket and clerical expenses of transmitting copies of the Proxy materials to the beneficial owners of shares held of record by such persons will be borne by the Company. The Company does not intend to solicit proxies otherwise than by use of mail, but certain officers and regular employees of the Company or its subsidiaries, without additional compensation, may use their per-sonal efforts by telephone or otherwise to obtain proxies. The Proxy ma-terial is first being mailed to stockholders on or about March 15, 1999.

  VOTING SECURITIES

    As of February 15, 1999, the number of shares of common stock (there being no other class of stock) outstanding and entitled to vote at the Annual Stockholders Meeting is 4,792,866 including 37,108 shares held by the Wayne County National Bank Trust Department as sole trustee which will be voted in the election of Directors. Only those stockholders of record at the close of business on February 15, 1999 shall be entitled to vote. At that date there were 1,452 stockholders of record including individuals and cor-porations. There were 7,084,782 shares authorized but unissued and 122,352 shares held in Treasury at that date. Each share of stock is entitled to one vote on each matter being considered at the meeting.

    In regard to voting for Proposal 1, Election of Directors, stockholders may vote in favor of all nominees or withhold their votes as to all nominees or withhold their votes as to specific nominees. With respect to the other proposals to be voted upon, stockholders may vote in favor of a proposal, against a proposal, or may abstain from voting. Stockholders should spec-ify their choices on the enclosed form of proxy. If no specific instructions are given with respect to the matters to be acted upon, the shares represented by a signed proxy will be voted for the election of the nominees and for each of the proposals presented. The four Directors receiving the greatest number of votes will be elected. The ratification of independent auditors will require the majority vote of the shares of Common Stock represented at the meeting. Approval of the 1999 Incentive Stock Option Plan will require the approval of at least 50% of the outstanding shares.

  PROPOSAL 1

  ELECTION OF DIRECTORS

    The Code of Regulations of Wayne Bancorp, Inc. provides that the number of Directors of the Company shall be twelve (12) (divided into three classes) unless changed by a two-thirds majority vote of the Continuing Directors
  (as defined in the Companys Code of Regulations), however, in no event shall the number of Directors elected be increased by greater than two positions in any one year. The Board of Directors has set the number of Directors to be elected at this Annual Meeting at four (4), with the four Directors serving until the 2002 Annual Meeting of Stockholders.

     The following persons named have been nominated for election to serve as indicated or until their successors have been elected and have qualified. It is the intention of the persons named in the Proxy to vote for the elec-tion of the following four nominees to the Class of Directors serving until the 2002 Annual Meeting of Stockholders.

                          Principal Occupation        Year First
  Name of Director      for the Past Five Years     Became Director   Age
  ----------------      -----------------------     ---------------   ---
  James O. Basford      Retired Chairman, Buckeye        1990         67
                        Corrugated Inc. since 1958;
                        corrugated container manu-
                        facturing:  Director United
                        Telephone of Ohio and Indiana.

  John C. Johnston, III Partner, with the law firm of    1996 (1)     49
                        Critchfield and Johnston,
                        since 1987.

  Philip S. Swope       President of Wayne Bancorp,      1998 (2)     56
                        Inc., since 1998; Chairman,
                        President and CEO of Chippewa
                        Vally Bank since 1997; President
                        and CEO of Chippewa Valley
                        Bank since 1987.

  David E. Taylor       President, Taylor Agency Inc.    1992        47
                        since 1987; Independent
                        Insurance Agency.


  DIRECTORS CONTINUING IN OFFICE


  The persons named below are now serving as Directors of the Company for terms expiring at the Annual Meeting of Stockholders in 2000 and 2001.

                        Principal Occupation        Year First
  Name of Director     for the Past Five Years    Became Director    Age
  ---------------      -----------------------    --------------     ---
  Terms Expiring at the Annual Meeting in 2000
  --------------------------------------------

  Bala Venkataraman   President and CEO, Magni-Power   1995          54
                      Company, Since 1990; metal
                      fabrication and manufacturing.

  B. Diane Gordon     Executive Director, Greater      1996          50
                      Wayne County Foundation,
                      Charitable Foundation; Vice
                      President of Finance, Buckeye
                      Corrugated, Inc. 1990 to 1998;
                      corrugated container manufacturing.

  Darcy B. Pajak      President, F.J. Design since     1996         47
                      1995; Vice President of Marketing,
                      F.J. Design 1993-1995; speciality
                      manufacturer of gift items.

  Stephen L. Shapiro  Chairman of the Board, Wooster   1996         52
                      Iron & Metal Co. Since 1995;
                      metal recycling company.
                      President and CEO, Metalics
                      Recycling Co. since 1990.

                        Principal Occupation         Year First
  Name of Director     for the Past Five Years     Became Director  Age
  ---------------      -----------------------     --------------   ---
  Terms Expiring at the Annual Meeting in 2001
  --------------------------------------------

  Gwenn E. Bull       Controller, Legend Micro, Inc     1995        50
                      since 1997; Builders of custom
                      computers.  Certified Public
                      Accountant, General Manager,
                      Croskey Hostetler & Mapes,
                      CPA Firm 1985-1997.

  David L.
   Christopher        Chairman of the Board and CEO     1987        58
                      Wayne Bancorp, Inc., Chairman
                      of the Board, and CEO Wayne
                      County National Bank since 1990.
                      President, Wayne National
                      Corporation since 1987.

  Dennis B. Donahue   President and CEO, The Will-Burt 1993        59
                      Company, Inc. Since 1995,
                      President, The Will-Burt Company,
                      Inc., since 1991, machine
                      fabrication and assembly.

  Jeffrey E. Smith    President Smith Management       1993        48
                      Inc., a personal holding
                      company, since 1995.
                      President COFSCO
                      Manufacturing 1977-1995;
                     oil and gas supplier.

    The business experience of each of the above listed nominees and Directors continuing in office during the past five years was that typical of a per-son engaged in the principal occupation listed. Unless otherwise indi-cated, each of the nominees has had the same position or another executive position with the same employer during the past five years.

  (1) Appointed to the Board of Directors on September 18, 1996 upon vote of the Board of Directors as provided in the Code of Regulations of the Company.
  (2) Appointed to the Board of Directors on March 31, 1998 upon vote of the Board of Directors as provided in the Code of Regulations of the Company.


  PROPOSAL 2

               RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS

    The audit committee of the Board of Directors of Wayne Bancorp, Inc. engaged Crowe, Chizek and Company LLP to serve as the independent auditors for the Company and their subsidiaries for 1998.

    It is the intention of the Audit Committee and Board of Directors of Wayne Bancorp, Inc. to engage Crowe, Chizek and Company LLP as the independent auditors to audit the financial statements of the Company for 1999 (subject to ratification by the stockholders of Wayne Bancorp, Inc.). The Audit Committee and the Board of Directors recommend that the Stockholders vote "FOR" ratification of the employment of the independent auditors.

    Representatives of Crowe, Chizek and Company LLP are expected to be present at the Annual Stockholders Meeting and will have an opportunity to make a statement if they so desire and will be available to respond to appropriate questions.

  PROPOSAL 3

             ADOPTION OF THE 1999 INCENTIVE STOCK OPTION PLAN

    The shareholders of the Company are being asked to approve the 1999 Wayne Bancorp, Inc. Stock Option Plan (the "Plan"). The following summary of the material features of the Plan is qualified in its entirety by 'reference to the full text of the Plan, which is included as appendix A hereto. Each shareholder is urged to review the Plan in its entirety.

  General Information

    Neither the Company nor either of its subsidiary banks (collectively the "Banks") currently has a stock option plan. The Board of Directors of the Company believes that a stock option plan will be useful in motivating em-ployees, directors and others, aligning their interests with those of the shareholders and will constitute an important part of the Companys executive officer compensation program. The plan will be registered with the Secur-ities and Exchange Commission upon approval by the shareholders.

    The Board of Directors approved the Plan on January 6, 1999. On that date, the Board of Directors recommended the issuance of options to purchase Common Stock by certain officers. The options to be issued are subject to approval of the plan by the shareholders. The following table outlines the options granted to those officers:
                                             Current
                                             Market
                        Options   Option    Value of Expiration
  Name and Title        Granted  Price (1)   Shares     Date      Vesting
  --------------        -------  ---------  -------  ----------  ----------
  David L. Christopher   8,400   $34.50    $287,700   1-6-09    2,800 per year
  Chairman & CEO                                             beginning 12-15-99

  Philip S. Swope        8,400   $34.50    $287,700   1-6-09    2,800 per year
  President                                                  beginning 12-15-99

  David P. Boyle         8,400   $34.50    $287,700   1-6-09    2,800 per year
  Treasurer                                                  beginning 12-15-99

  F. Bill Damron         3,000   $34.50    $102,750   1-6-09    1,000 per year,
  Vice President                                             beginning 12-15-99

  Jimmy D. Vaughn        3,000   $34.50    $102,750   1-6-09    1,000 per year,
  Secretary                                                  beginning 12-15-99

  Stephen E. Kitchen     1,500   $34.50     $51,375   1-6-09    500 per year
  Executive Vice President                                   beginning 12-15-99
  Wayne County National Bank

  Richard L. Holcombe    1,500   $34.50     $51,375   1-6-09    500 per year
  Executive Vice President                                   beginning 12-15-99
  Chippewa Valley Bank

  Executive Group 34,200

  (1) Value on date of recommendation. Determination of actual value will be based on the effective date as approved by shareholders.

  Description of the Plan

    Purpose of the Plan. The Plan is intended to assist the Company and the Banks in attracting and retaining employees of outstanding ability and to promote the identification of their interests with those of the share-holders of the Company.

    Types of Awards and Eligibility. The Plan authorizes the Board to grant stock options to employees and directors of the Company and the Banks and additional persons. Both incentive stock options and nonstatutory stock options may be granted or awarded to employees under the Plan and nonstatu-tory options may be granted to directors and other persons under the Plan.

    Incentive stock options are stock options that satisfy the requirements of
  Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). Nonstatutory stock options are stock options that do not satisfy the requirements of Section 422 of the Code. Options granted under the Plan would intitle the optionee, upon exercise, to purchase a specified number of shares of the Company's Common Stock from the Company at a specified exercise
  price per share.   The per share exercise price of an incentive stock
  option may not be less than the fair market value of a share of the Com-panys Common Stock as of the date of grant, determined in the manner speci-fied by the Plan. However, in the case of an optionee who owns or is treated as owning (under Section 424(d) of the Code) more than 10 percent of the total combined voting power of all classes of stock of the Company
  (a "Ten-Percent Shareholder"), the per share exercise price of an incentive stock option may not be less than 110 percent of the fair market value of a share of the Companys Common Stock on the date of the grant.

    Administration. Subject to the provisions of the Plan, a committee to be established by the Board of Directors (the "Committee") would have authority and discretion to determine the terms of all awards under the Plan, inclu-ding the exercise price of options, the time or times at which awards are made, the number of shares of the Companys Common Stock covered by awards, whether an option shall be an incentive stock option or a nonstatutory stock option, any exceptions to non-transferability, any provisions rela-ting to vesting, any circumstances in which options would terminate, the period during which options may be exercised, the period during which options are subject to restrictions, and the manner of exercising options. These terms need not be identical for all awards. In determining the terms of awards under the Plan, the Committee may take into account the nature of the services rendered by the award recipients, their present and potential contributions to the success of the Company and the Banks, and such other factors as the Committee in its discretion may deem relevant. Subject to the provisions of the Plan, the Committee also would have authority to interpret the Plan, prescribe, amend and rescind rules and regulations relating to it, and make all other determinations deemed necessary or ad-visable for the administration of the Plan. Any director who is also an employee, and who therefore may be granted options under the Plan, may not participate in the administration of the Plan. For the purpose of this Plan, the Board of Directors has named the Compensation Committee as the Stock Option Committee.

    Shares Subject to Grant and Adjustment. A maximum of 500,000 shares of the Companys Common Stock in the aggregate would be authorized for issuance under the Plan. The number of shares of the Companys Common Stock that may be covered by options awarded to any one individual under the Plan is limited to 250,000 shares. The number of shares subject to the Plan (and the num-ber of shares and terms of any award) may be adjusted by the Committee in the event of any change in the shares outstanding of the Companys Common Stock by reason of any stock dividend, split-up, recapitalization, reclas-sification, combination or exchange of shares, merger, consolidation or liquidation or similar event.

    Exercise Period and Transferability. Options granted under the Plan may be exercised for a period of no more than ten years from the date of grant (five years in the case of incentive stock options granted to a Ten-Percent Shareholder). Awards under the Plan are not transferable other than by will or the laws of descent and distribution, or as provided by the Board.

    Payment of Exercise Price. An option may, subject to the terms of the applicable agreement under which it is granted, be exercised in whole or in part by the delivery to the Company of written notice of the exercise, in such form as the Committee may prescribe, accompanied by full payment for the shares with respect to which the option is exercised. To the extent provided in the applicable option agreement, payment may be made in whole or in part by delivery (including constructive delivery) of shares valued at fair market value on the date of exercise.

    Amendment and Termination. The Board of Directors may amend, alter or terminate the Plan in any respect at any time, provided that, once the Plan has been approved by the Companys shareholders, the Board may not amend, alter or terminate the Plan without the approval of the Companys share-holders if such amendment or alteration would (a) increase the maximum number of shares of common stock which may be issued under the Plan except as provided in Section 4.09 of the Plan; (b) extend the period during which any award may be granted or exercised; or (c) extend the term of the Plan. In addition, any such amendment or alteration of the Plan would not apply to an adversely affected optionee unless each such affected optionee consents.

    Unless sooner terminated by the Board of Directors, the Plan will terminate on January 6, 2009 and no additional awards may be made under the Plan after that date. The termination of the Plan would not affect the validity of any award outstanding on the date of termination. In the event a Plan par-ticipant is terminated for cause, all unexercised options are forfeited.

  Summary of Certain Federal Income Tax Consequences

    Incentive Stock Options. An optionee will not recognize income on the grant or exercise of an incentive stock option. However, the difference between the exercise price and the fair market value of the stock on the date of exer-cise is an adjustment item for purposes of the alternative minimum tax. If an optionee does not exercise an incentive stock option within certain specified periods after termination of employment, the optionee will recognize ordin-ary income on the exercise of an incentive stock option in the same manner as on the exercise of a nonstatutory stock option, as described below.

    The general rule is that gain or loss from the sale or exchange of shares acquired on the exercise of an incentive stock option will be treated as capital gain or loss. If certain holding period requirements are not satisfied, however, the optionee generally will recognize ordinary income at the time of the disposition. If an optionee recognized ordinary income on exercise of an incentive stock option or as a result of a disposition of the shares acquired on exercise, the Company will be entitled to a deduc-tion in the same amount.

    Nonstatutory Stock Options. An optionee will not recognize income at the time of grant of a nonstatutory stock option. At the time of exercise of a nonstatutory stock option, an optionee will recognize ordinary income equal to the excess of the fair market value of the shares at the time of exercise over the aggregate exercise price paid for the shares, regardless of whether the exercise price is paid in cash or stock. The Company will be entitled to a deduction in the amount of ordinary income so recognized.

    Parachute Payments. Where payments to certain employees that are contingent on a change in control exceed limits specified in the Code, the employee generally is liable for a 20 percent excise tax on, and the corporation or other entity making the payment generally is not entitled to any deduction for, a specified portion of such payments. If the Board, in its discre-tion, awards options, the vesting of which is accelerated by a change in control of the Company, such accelerated vesting would be relevant in determining whether the excise tax and deduction disallowance rules would be triggered with respect to certain Company employees.

    Performance Based Compensation. Subject to certain exceptions, Section 162(m) of the Code, disallows federal income tax deductions for compensa-tion paid by a publicly-held corporation to certain executives to the extent the amount paid to an executive exceeds $1 million for the taxable year. The Plan has been designed to allow the Board to make awards under the Plan that qualify under an exception to the deduction limit of Section 162(m) for "performance based compensation."

    General. The rules governing the tax treatment of options and the receipt of shares in connection with such grants or awards are quite technical, so that the above description of tax consequences is necessarily general in nature and does not purport to be complete. Moreover, statutory provisions are subject to change, as are their interpretations, and their application may vary in individual circumstances. Finally, the tax consequences under applicable state law may not be the same as under the federal income tax laws.

  Accounting Treatment

    In October 1995, the Financial Accounting Standards Board issued Statement No. 123 "Accounting for Stock-Based Compensation" ("FAS No. 123"). This statement defines a fair value based method of measuring and recording compensation cost associated with employee stock compensation plans. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized in income over the service period. FAS No. 123 encourages adoption of this method of account-ing; however, it also allows an entity to continue to measure compensation cost using the method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). Entities electing to continue using the accounting method in APB No. 25, as the Company has elected, must make pro forma disclosure of net income and earnings per share as if the fair value based method prescribed under FAS No. 123 had been applied.

    Under APB No. 25, as applied by the Company, neither the grant nor the exercise of an incentive stock option or a nonstatutory stock option under the Plan with an exercise price not less than the fair market value of the Companys Common Stock as the date of grant requires a charge against earnings.

    The affirmative vote of the holders of at least a majority of the out-standing stock of the Company is required to adopt Proposal 3. THE BOARD OF DIRECTORS UNANIMOUSLY APPROVES AND RECOMMENDS THE ADOPTION OF PROPOSAL 3 ADOPTING THE WAYNE BANCORP, INC. INCENTIVE STOCK OPTION PLAN.


                      THE FOLLOWING IS A SUMMARY OF
              COMMON STOCK OWNERSHIP OF SENIOR MANAGEMENT
                       AND THE BOARD OF DIRECTORS

      Name of              Amount and Nature of       Percent of Common
  Beneficial Owner         Beneficial Ownership       Stock Ownership (1)
  ---------------         ---------------------       -------------------
  James O. Basford            1,413 shares                0.03%
  Gwenn E. Bull                 755 shares                0.02%
  David L. Christopher       62,299 shares (2)            1.30%
  Dennis B. Donahue           1,667 shares                0.03%
  B. Diane Gordon            11,467 shares (3)            0.24%
  John C. Johnston, III       3,192 shares (4)            0.07%
  Darcy B. Pajak              1,018 shares                0.02%
  Stephen L. Shapiro          2,005 shares (5)            0.04%
  Jeffrey E. Smith            5,733 shares (6)            0.12%
  Philip S. Swope             5,704 shares (7)            0.12%
  David E. Taylor             2,594 shares                0.05%
  Bala Venkataraman           7,719 shares (8)            0.16%
  David P. Boyle              2,466 shares (9)            0.05%
  F. Bill Damron              7,496 shares (10)           0.16%
  Richard L. Holcombe            60 shares (11)           0.00%
  Stephen E. Kitchen         10,224 shares (12)           0.21%
  Jimmy D. Vaughn             9,154 shares (13)           0.19%

  Directors and Executive
    Officers as a Group
    (16 persons )           136,010 shares (14)           2.83%

  (1) The calculation of percent of common stock ownership is based on total outstanding shares of 4,807,667, calculated as of January 31, 1999.
  (2) 55,243 shares are held in trust for Mr. Christopher and 7,056 shares are owned by his spouse.
  (3)  10,600 shares are held in trust for Mrs. Gordon in "street name."
  (4)  1,737 shares are held in trust for Mr. Johnston in "street name."
  (5)  2,000 shares are held for Mr. Shapiro in "street name."
  (6) 1,100 shares are held in "street name" and 914 shares are owned for Mr. Smiths minor children.
  (7)  883 shares are owned by Mr. Swopes spouse.
  (8)  7,067 shares are held in trust for Mr. Venkataraman in "street name."
  (9) 1,716 shares are held in trust for Mr. Boyle, Treasurer of the Company and President of the Wayne County National Bank.
  (10) 4,520 shares are held in trust for Mr. Damron, Vice President of the Company and Executive Vice President and Chief Loan Officer of the
       Wayne County National Bank.
  (11) 43 shares are owned by Mr. Holcombes spouse.
  (12) 4,277 shares are held in trust for Mr. Kitchen, Executive Vice President and Senior Trust Officer of the Wayne County National Bank.
  (13) 5,663 shares are held in trust for Mr. Vaughn, Secretary of the Company and Executive Vice President of the Wayne County National Bank.
  (14) Includes shares held in the Company ESOP plan not allocated to par-ticipants.

  *    Denotes participation in the Wayne Bancorp, Inc. Deferred Compensation
       Plan.

                 SECURITY OWNERSHIP OF COMMON STOCK IN EXCESS OF
                       FIVE PERCENT OF OUTSTANDING SHARES

     Listed in the following table are the beneficial owners as of January 31, 1999 of more than five percent of the Companys outstanding common stock who are known to the Company.

  Title of    Name & Address of  Amount and Nature of   Percent of Common
   Class      Beneficial Owner   Beneficial Ownership   Stock Ownership (1)
  --------    ----------------   --------------------   -------------------
  Common      Wayco & Company          593,154               12.34%

  (1) The calculation of percent of common stock ownership is based on total outstanding shares of 4,807,667, as of January 31, 1999.
  (2) Wayco & Company is a partnership formed for the purpose of holding legal title, as nominee, to securities designated by the Wayne County National Bank with respect to the business of its Trust Department.
       It holds 37,108 shares (.77 percent of the total number of shares out-standing) as sole trustee and 364,975 shares (7.59 percent of the total number of shares outstanding) as trustee subject to revocable trusts.

           MEETINGS OF THE BOARD OF DIRECTORS AND COMMITTEES OF THE
                      BOARD AND DIRECTOR COMPENSATION

    During the last fiscal year, the Board of Directors held five regularly scheduled meetings and one special meeting. All of the incumbent directors and each nominee standing for re-election attended 75% or more of those meetings, and the meetings held during the fiscal year by all board com-mittees on which they served. Mr. Swope was eligible for four regular meetings, of which he attended at least 75% of those meetings.

    Each director received $900 per month as a fee for serving on the Board of Directors of the Company. Each Director of the Company, with the exception of Mr. Swope, served on the Board of Directors of the Wayne County National Bank. This Board meets monthly and there are no additional fees paid to them for those meetings. Mr. Swope serves on the Board of Directors of the Chippewa Valley Bank and he receives no fees for that Board position.

    The Audit Committee makes recommendations to the Board of Directors concer-ning the selection and engagement of the Companys independent auditors and reviews with them the scope and status of the audit, the fees for services performed by them, and the results of the completed audit. The Committee also reviews and discusses with the internal audit department, management and the Board of Directors, such matters as audit procedures, scope of the audits and results of the examinations by regulatory authorities. The Audit Committee was composed of Mrs. Bull and Messrs. Basford, Donahue, Pajak and Venkataraman. The audit Committee met 11 times in 1998.

    The Nominating Committee is comprised of members of the Board of Directors who are not being considered for re-election. This Committee met once in 1998 to nominate stockholders to serve on the Board of Directors until the Annual Meeting in 2002. The Committee will consider nominees recommended by stockholders. Any stockholder desiring to submit any such recommendation should send the name, age, biographical information, and additional infor-mation required pursuant to the Code of Regulations of the Company (a copy of which may be obtained from the Secretary of the Company) concerning a proposed nominee to the Chairman of the Board of the Company at 112 West Liberty Street, P.O. Box 757, Wooster, Ohio 44691.

    The Compensation/Employee Benefits Committee was composed of Mrs. Gordon and Messrs. Donahue, Johnston, Smith, Taylor and Venkataraman. This Committee met twice in 1998. The function of this Committee is to review and recom-mend personnel policies, general wage policies and fringe benefits. Please see the portion of this Proxy Statement entitled EXECUTIVE COMPENSATION AND OTHER INFORMATION for a discussion of the Committees report on compensation issues.

  THE FOLLOWING PERSONS ARE EXECUTIVE OFFICERS OF THE CORPORATION

  Name                   Age
  --------------------   ---
  David L. Christopher    58   Chairman of the Board and Chief Executive
                               Officer, Wayne Bancorp, Inc., and Chairman of the Board and Chief Executive Officer of Wayne
                               County National Bank since 1990; President
                               Wayne National Corporation since 1987.

  David P. Boyle         35    Treasurer, Wayne Bancorp, Inc., since 1998,
                               President and Chief Operating Officer, Wayne
                               County National Bank, effective January 6, 1999
                               Executive Vice President and Chief Financial
                               Officer Wayne County National Bank since 1997;
                               Senior Vice President and Chief Financial
                               Officer 1996-1997; Vice President and Chief
                               Financial Officer 1993-1996. Vice President and Treasurer, Wayne National Corporation since 1991.

  F. Bill Damron         60    Vice President, Wayne Bancorp, Inc., since 1995,
                               Senior Executive Vice President and Chief Loan
                               Officer, Wayne County National Bank since 1987.


  Richard L. Holcombe    50    Executive Vice President, Operations, Chippewa
                               Valley Bank, effective January 1, 1999, Senior
                               Vice President, Operations, Chippewa Valley
                               Bank since 1997, Vice President, Operations,
                               Chippewa Valley Bank since 1983.

  Stephen E. Kitchen     47    Executive Vice President and Senior Trust
                               Officer, Wayne County National Bank since 1988.

  Philip S. Swope        56    President, Wayne Bancorp, Inc., since 1998.
                               Chairman, President and Chief Executive Officer,
                               Chippewa Valley Bank since 1997; President and
                               Chief Executive Officer, Chippewa Valley Bank
                               Since 1987.

  Jimmy D. Vaughn        57    Secretary, Wayne Bancorp, Inc., since 1990.
                               Executive Vice President, Operations and Data
                               Processing, Wayne County National Bank since
                               1987.

                   EXECUTIVE COMPENSATION AND OTHER INFORMATION

  Summary of Cash and Certain Compensation

    The following table provides certain summary information concerning compen-sation paid or accrued by the Company and its subsidiaries to or on behalf of the Companys Chief Executive Officer and other Executive Officers whose compensation exceeded $100,000 in 1998, for the fiscal years ended
  December 31, 1998, 1997 and 1996:

                           SUMMARY COMPENSATION TABLE

  Name and                                         Other
  Principal                                        Annual           All Other
  Position             Year   Salary  Bonus(1)  Compensation(2)  Compensation(3)
  -----------------    ----  -------  --------  ---------------  ---------------
  David L. Christopher 1998  $200,391  $81,519     $4,775           $20,255
  Chairman and Chief
  Executive Officer,
  Wayne Bancorp, Inc., 1997  190,215    95,545      4,522            18,823
  Chairman President
  and CEO, Wayne       1996  180,750    82,129      3,608            18,752
  County National Bank

  F. Bill Damron       1998 $109,781   $47,195      $559            $19,381
  Vice President, Wayne
  Bancorp, Inc.,
  Executive Vice       1997  104,663    56,580       335             17,064
  President and Chief
  Loan Officer, Wayne  1996   95,866    49,058        $0             15,930
  County National Bank

  David P. Boyle       1998  $96,354   $41,618    $3,563            $14,800
  Treasurer, Wayne
  Bancorp, Inc.,       1997   80,667    43,841     1,976             11,389
  President and
  Chief Operating,     1996   70,375    34,429         0              9,026
  Officer, Wayne County
  National Bank effective
  January 6, 1999

  Philip S. Swope (4)  1998 $113,667   $20,000         0             $2,619
  President, Wayne
  Bancorp Inc., Chairman,
  President and Chief
  Executive Officer,
  Chippewa Valley Bank

  Jimmy D. Vaughn     1998   $84,838   $36,469    $3,975            $15,634
  Secretary, Wayne
  Bancorp, Inc.,
  Executive Vice      1997    81,092    43,917     3,313             13,724
  Vice President,
  Wayne County        1996    78,000    38,114     2,276             12,986
  National Bank

  (1) Includes cash portion of Profit Sharing bonus paid and incentive com-pensation as explained herein.
  (2) Comprised of reimbursement of 20 percent of the cost to purchase up to 500 shares of Company stock and incentives under the Trust Referral Program.
  (3) Represents equal annual contributions to the Profit Sharing and ESOP Plans of the Company.
  (4) Mr. Swopes salary for 1998 includes his salary as the Chairman, Pres-ident and CEO of the Chippewa Valley Bank, and President of the Company since April of 1998.

                       REPORT OF THE COMPENSATION COMMITTEE

    Under rules established by the Securities and Exchange Commission (the "SEC"), the Company is required to provide certain data and information in regard to the compensation and benefits provided to the Companys Chairman and Chief Executive Officer, and if applicable, the four other most highly compensated executive officers, whose aggregate compensation exceeded $100,000 during the Companys fiscal year. The disclosure requirements, as applied to the Company, include the Companys Chairman and CEO, the Pres-ident, Vice President, Treasurer and Secretary and include the use of tables and a report explaining the rationale and considerations that led to fundamental executive compensation decisions affecting these individuals. The Company is a holding company and owns two significant operating subsidiaries, the Wayne County National Bank and the Chippewa Valley Bank. The Company has no direct employees. All disclosures contained in this Proxy Statement regarding executive compensation relate to the compensation paid by the subsidiary banks. The Compensation Committee of the Corporation has the responsibility of determining the compensation policy and practices and making recommendations to the full Board with respect to specific com-pensation of the CEO and other executive officers. At the direction of the Board of Directors, the Committee has prepared this report for inclusion in this Proxy Statement.


  Compensation Philosophy

    This report reflects the Companys compensation philosophy as endorsed by the Board of Directors and the Committee and resulting actions taken by the Cor-poration for the reporting periods shown in the various compensation tables supporting this report. The Committee approves and recommends to the Board of Directors payment amounts and award levels for executive officers of the Company and its subsidiaries.

  The executive compensation program of the Company has been designed to:

  - Support a pay-for-performance policy that awards executive officers for Company performance.
  - Motivate key senior officers to achieve strategic business initiatives and reward them for their achievement, and
  - Provide compensation opportunities which are comparable to those offered by other financial institutions, thus allowing the Company to compete for and retain talented executives who are critical to the Companys long term success.

     At present, the executive compensation program is comprised of base salary and annual cash and stock incentive opportunities.

    Other than base salary and participation in the Companys Senior Officer Incentive Compensation Plan for Messrs. Christopher, Boyle, Damron,
  Kitchen, Swope and Vaughn discussed below, additional benefits available to this group of officers are equivalent to that for all other employees and are determined at the discretion of the Board of Directors.

  Base Salaries

    On January 7, 1998 the Committee met to review and approve amendments to the compensation for all employees. David L. Christopher, Chairman, President and CEO of the Company was present at the meeting to present his views in re-gard to management and other salaried and hourly employees, but was not present at the point in time that his compensation was discussed by the Committee. Compensation decisions are made after a review is performed of the performance of executive officers in relation to the goals of the Com-pany. At this meeting, the Committee proposed a base salary commencing on January 15, 1998 for Mr. Christopher of $190,000, for Mr. Boyle of
  $97,000, for Mr. Damron of $110,000, for Mr. Kitchen $86,000 and for Mr. Vaughn of $85,000. These salaries were subsequently approved by the Board of Directors. Their salaries were a result of a review of the three speci-fic surveys regarding peers of the Company and the Wayne County National
  Bank including the following:

  (1) Ohio Bankers Association survey reviewing all Ohio Banks with assets in the range of $200 to $500 million.
  (2) A study prepared by Crowe, Chizek & Company LLP (the Companys external auditors) reviewing banks with assets in the range of $200 to $500 million.
  (3) Bank Administration Institute survey regarding all Ohio banks in Region 5 (the region of Wayne County National Bank) with assets in the range of $200 to $500 million.

    The Committee reviewed all three of these surveys and blended the results to determine the average compensation for various positions including that of the President and Chief Executive Officer, Chief Financial Officer, Chief
  Loan Officer, Senior Trust Officer, and Head of Operations. The committee then set a range between 75 percent and 125 percent of the average in order to determine the base salary for Messrs. Christopher, Boyle, Damron, Kitchen and Vaughn. In each case, the base compensation falls within this range. The Compensation committee believes that the salaries paid to these executive officers is justified based on the performance of the Company and the Bank relative to its peers.

    The five named executive officers of the Company and five additional senior management persons participate in the "Senior Officer Incentive Compensation Plan." Under this plan, which was adopted in 1994, payments are made to such officers only if the net operating profit of the Bank exceeds 14% of total operating income. In determining the bonus to be paid, a sliding scale is used to determine the total bonus pool available and individual bonuses are calculated based upon the participants salary relative to the total salaries of those participating in the plan. The aggregate amount paid under this plan in 1998 was approximately $340,000. The amounts received under the plan by the listed executive officers are included in the compensation table set forth above.

    The Company has entered into Change in Control Agreements with the five named executive officers. The agreements provide for payment (in lieu of salary) to Messrs. Christopher, Boyle, Damron, Kitchen and Vaughn an amount equal to 96% of the sum of the individuals compensation, including bonus, paid in the last whole calendar year prior to termination of employment due to a change in control. Messrs. Christopher, Boyle and Damrons agreements call for these payments for 3 years and Messrs. Kitchens and Vaughns agreements call for these payments for 2 years.

    If the employment of Messrs. Christopher, Boyle and Damron had been ter-minated as of December 31, 1998 under circumstances entitling them to severance pay as described above, they would have received 36 payments of approximately $23,600 for Mr. Christopher, $11,500 for Mr. Boyle and $13,700 for Mr. Damron. Messrs. Kitchen and Vaughn would be entitled to 24 payments of $10,000 and $9,800 respectively.

    Mr. Swope has a Change in Control Agreement with the Chippewa Valley Bank. This agreement states that if Mr. Swopes employment is terminated within 36 months of a change in control, he would be entitled to the equivalent of three years salary and bonus. Had Mr. Swopes employment been terminated at December 31, 1998, he would be entitled to a benefit of approximately $384,000.

    In addition, the Company has proposed a stock option plan that will benefit certain officers of the Company. The discussion regarding the Plan is set forth under Proposal 3 above and the complete Plan is attached hereto as appendix A.

              Submitted by the Compensation Committee
  Dennis B. Donahue        B. Diane Gordon        John C. Johnston, III
                Jeffrey E. Smith        Bala Venkataraman

    The following represents a comparison of the return on an investment in the Company, Standard & Poors 500 index and a peer group composed of major reg-ional banks and bank holding companies.


         COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN* AMONG WAYNE
        BANCORP, INC., S&P 500 INDEX AND S&P MAJOR REGIONAL BANK INDEX
                     FOR FISCAL YEAR ENDING DECEMBER 31

                         1993     1994     1995     1996     1997     1998
                         -----    -----    -----    -----    -----   ------

  Wayne Bancorp, Inc.   $100.00  $113.14  $138.43  $201.27  $325.72  $246.43

  S&P 500 Index         $100.00  $101.32  $139.40  $171.40  $228.59  $293.91

  S&P Major
  Regional Bank
  Index                 $100.00   $94.65  $149.03  $203.63  $306.20  $338.30


  Assumes $100 invested on January 1, 1993 in Wayne Bancorp, Inc., Common Stock S&P 500 Index and S&P Major Regional Bank Index

  * Total Return Assumes Reinvestment of Dividends.

      COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Companys officers and directors, and persons who own more than ten percent of a registered class of the Companys securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officer and directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

    Based solely on a review of the copies of forms 3,4 and 5, and amendments thereto furnished to the Company, or representations that no Form 5s were required, the Company believes that during 1998 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with.

            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The following affiliations exist between the Company and Executive Officers, Nominees or Directors;

  Mr. Christopher is one of several partners in Wayco and Company, a partnership formed for the purpose of holding legal title, as a nominee, to securities designated by the Wayne County National Bank with respect to the business of its Trust Department.

  Mr. Christopher is President and Mr. Boyle is Vice President and Treasurer of Wayne National Corporation. Wayne National Corporation is a wholly owned subsidiary of the Wayne County National Bank. Wayne National Corporation is a 20 percent general partner in NB5 Financial Services. NB5 Financial Services is engaged in leverage lease financing, direct leasing and other financial products. As of December 31, 1998, NB5 Financial Services is no longer actively engaged in any leasing activities.

  Mr. Johnston is a partner with the law firm of Critchfield, Critchfield and Johnston. The Company believes the terms of all payments were as favorable as could have been obtained from unaffiliated parties.

  Some of the Directors, Officers and greater than 5% shareholders of Wayne Bancorp, Inc., their immediate families and companies with which they are associated were customers of and had banking relationships with either the Wayne County National Bank or the Chippewa Valley Bank in the ordinary course of those Banks businesses from the beginning of the fiscal year 1998 to present. All loans and commitments to loans included interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and in the opinion of management of the Banks do not involve more than a normal risk of collectibility or present other unfavorable features.

                             OTHER BUSINESS

    If any other business is brought before the meeting, your vote will be made by your Proxy or may be revoked by you prior to its exercise. Management at present knows of no other business to be presented.

                       PROPOSALS FOR 2000 MEETING

    A stockholder who desires to have a proposal printed in the 2000 Proxy Statement must submit that proposal no later than November 16, 1999. The proposal should be mailed to the Chairman of the Board, Wayne Bancorp, Inc., P.O. Box 757, Wooster, Ohio 44691. To introduce an item of business at the Companys Annual Meeting in 2000, even if such item is not to be included in the Companys Proxy Statement, a shareholder must send notice of such proposal item of business to the Companys Chairman at the address set forth above including a description of such proposal, the reason for its inclusion, and materials in support of such proposal. Such items must be received not later than January 28, 2000.


                                       By Order of the Board of Directors



                                       Jimmy D. Vaughn, Secretary
                                       Dated March 15, 1999



                             WAYNE BANCORP
                           STOCK OPTION PLAN



                              ARTICLE I
                               GENERAL

  1.01.  Plan Name.

  This Plan shall be known as the Wayne Bancorp Stock Option Plan (the "Plan").

  1.02.  Effective Date.

  The Effective Date of the Plan shall be January 6, 1999; provided, however, that if the shareholders of Wayne Bancorp do not approve the Plan by January 6, 2000, no Options (as defined in section 1.03) granted under the Plan shall constitute Incentive Stock Options (as defined in clause (i) of paragraph 1.04(c)(2)). Further, no grants of Options shall be made to employees with an employment status under clause (i), (ii) or (iii) of paragraph 1.04(a)(2).

  1.03.  Purpose.

  The purposes of this Plan are to provide a means whereby Wayne Bancorp may, through the award of options ("Options") to purchase Common Stock, no par value, ("Common Stock") of Wayne Bancorp:

     closely associate the interests of designated employees of Wayne Bancorp and any subsidiary (collectively referred to as the "Bank") and of selected nonemployees with the stockholders of the Bank by reinforcing the relationship between participants' rewards and stockholder gains; provide designated employees and selected non-employees with an equity ownership in the Bank commensurate with Bank performance, as reflected in increased stockholder value; maintain competitive compensation levels; and provide an incentive to designated employees and selected non-employees to attract, retain and motivate those persons to exert their best efforts on behalf of the Bank.

  1.04.  Administration.

  The Plan shall be administered under the terms of this Section 1.04.

  (a) STOCK OPTION COMMITTEE. Except as further provided in this paragraph 1.04(a), the Plan shall be administered by the Stock Option Committee ("Committee") consisting of at least two members of the Board of Directors of the Bank who shall be appointed by, and serve at the pleasure of, the Board of Directors. The composition of the Committee shall be controlled by the following provisions of this paragraph 1.04(a).

  (1) Each member of the Committee must be a "non-employee director" within the meaning of Rule 16b-3, as that Rule may be amended from time to time ("Rule 16b-3"), under the Securities Exchange Act of 1934, as amended, when the Committee is acting to grant Options to those employees who are also directors or officers. Those actions which require a Committee of non-employee directors include:
  (i) selecting the directors or officers to whom Options may be granted;
  (ii) determining the timing, price, number or other terms and conditions of, or shares subject to, each Option made to an employee who is also a director or officer; and
  (iii) interpreting the Plan or Option agreements with regard to Options granted to a director or officer.

  An officer or director who also has an employment status described in clause
  (i), (ii) or (iii) of paragraph 1.04(a)(2), shall also be limited to a maximum number of Options under the Plan as provided under paragraph 1.04(a)(3).

  (2) Each member of the Committee must be an "outside director" within the meaning of Regulation 1.162-27(e)(3), as that Regulation may be amended from time to time (the "Regulation"), under the Internal Revenue Code of 1986, as amended (the "Code"), when the Committee is acting to grant Options to those employees who have the following employment status with the Bank:
  (i) the chief executive officer of the Bank or the individual acting in that capacity;
  (ii) one of the four highest compensated officers (other than the chief executive officer) of the Bank; or
  (iii) in the judgement of the Board of Directors or the Committee, is deemed reasonably likely to become an employee described in clause (i) or
        (ii) of this paragraph 1.04(a)(2) within the exercise period of any contemplated option. Those actions which require a Committee of outside directors include the same actions as is described in paragraph 1.04(a)(1) except that the employment relationships described in clauses
        (i), (ii) and (iii) of this paragraph 1.04(a)(2) shall be substituted for the references to director or officer. In addition, the provi-sions of paragraph 1.04(a)(3) shall apply.

  If an individual who is being considered for a grant of Options is an officer or director and also has an employment status described in clause (i), (ii) or
  (iii) of this paragraph 1.04(a)(2), the members of the Committee shall consist of whichever of the following director categories is the more restrictive, non-employee directors as defined in paragraph 1.04(a)(1), or of outside directors as defined in this paragraph 1.04(a)(2).

  (3) In addition to any other limitation, the Committee shall not award to any employee described in clause (i), (ii) or (iii) of paragraph 1.04
       (a)(2) Options for more than an aggregate of 250,000 shares of Common Stock under this Plan. Further, the number of shares of the Common Stock under any Options awarded to such an employee which are there-after canceled shall continue to count against the maximum number of shares of Common Stock which may be awarded to that employee, and any shares of Common Stock under an Option of such an employee which are later repriced shall be deemed to be the cancellation of the original Option for shares of Common Stock and the grant of a new Option for additional shares of Common Stock for purposes of determining the number of shares of Common Stock awarded to that employee.

  (b) COMMITTEE ACTION. A majority of the members of the Committee shall constitute a quorum, and the action of a majority of the members present at a meeting at which a quorum is present, or which is authorized in writing by all members, shall be the action of the Committee. A member partici-pating in a meeting by telephone or similar communications equipment shall be deemed present for this purpose if the member or members who are present can hear him and he can hear them.

  (c) AUTHORITY OF THE COMMITTEE.  The Committee shall have the power:
  (1) to determine and designate in its sole and absolute discretion from time to time those employees of the Bank and non-employees who are eligible to participate in the Plan and to whom Options are to be granted pursuant to section 1.05; provided, however, no Option shall be granted after January 6, 2009, the tenth (10th) anniversary of the original adoption date of the Plan as provided by section 1.08; (2) to authorize the granting of
  (i) Options provided by Article 3 which qualify as Incentive Stock Options within the meaning of Code Section 422 (each an "Incentive Stock Option"), provided that only employees of the Bank may be granted Incentive Stock Options, and (ii) Options provided in Article 2 which do not qualify under Code Section 422 (each a "Nonqualified Stock Option"); (3) to determine the number of shares awarded with each Option, subject to limitations provided under sections 1.07 and 3.05 and subsection 1.04(c);(4) to determine the time or times and the manner when each Option shall be exercisable and the duration of the exercise period, subject to limits provided under sections
  2.04 and 3.04; and (5) impose limitations, restrictions and conditions upon any Option as the Committee shall deem appropriate.

  The Committee may interpret the Plan, prescribe, amend and rescind any rules and regulations necessary or appropriate for the administration of the Plan and make other determinations and take other action as it deems necessary or advisable. Without limiting the generality of the foregoing sentence the Committee may, in its discretion, treat all or any portion of any period during which an Optionee is on military or an approved leave of absence from the Bank as a period of employment of the Optionee by the Bank, as the case may be, for the purpose of accrual of rights under an Option. An interpretation, determination or other action made or taken by the Committee shall be final, binding and conclusive.

  (d) INDEMNIFICATION OF COMMITTEE. In addition to other rights that they may have as Directors or as members of the Committee, the members of the Committee shall be indemnified by the Bank against the reasonable expenses, including attorney's fees actually and reasonably incurred in connection with the defense of any action, suit or proceeding, or in connection with any appeal therein, to which they or any of them may be a party by reason of any action taken or failure to act under or in connection with the Plan or any Option granted thereunder, and against all amounts paid by them in set-tlement thereof or paid by them in satisfaction of a judgment in any such action, suit or proceeding, except in relation to matters as to which it shall be adjudged in the action, suit or proceeding that the Committee member's action or failure to act constituted self-dealing, willful mis-conduct or recklessness; provided that within sixty (60) days after insti-tution of any action, suit or proceeding a Committee member shall in wri-ting offer the Bank the opportunity, at its own expense, to handle and defend the same.

  1.05.  Eligibility for Participation.

  The Committee may select participants in the Plan from the employees (including executive officers and directors) of the Bank. In addition, non-employee consultants and agents (including directors who are not employees of the Bank), who have the capability of making a substantial contribution to the success of the Bank may also be designated as participants in the Plan. In making this selection and in determining the form and the number of shares awarded with an Option, the Committee shall consider any factors deemed relevant, including the individual's functions, responsi-bilities, value of services to the Bank and past and potential contribu-tions to the Bank's profitability and sound growth.

  1.06.  Types of Awards Under Plan.

  Awards under the Plan may be in the form of any one or more of the following:

  (i)   Nonqualified Stock Options, as described in Article 2; or
  (ii)  Incentive Stock Options, as described in Article 3.

  1.07.  Aggregate Limitation on Awards.

  (a) Shares of stock which may be issued under the Plan shall be authorized and unissued or treasury shares of Common Stock. The maximum number of shares of Common Stock for which Options may be issued under the Plan shall be 500,000, subject to adjustment as provided in section 4.09.
       If any Option granted under the Plan shall terminate, expire or be canceled as to any shares, new Options may thereafter be granted under the Plan covering those shares, subject to the limitations imposed under paragraph 1.04(a)(3).

  1.08.  Term of Plan.

  No Options shall be granted under the Plan after January 6, 2009; provided, however, that the Plan and all Options under the Plan granted prior to that date shall remain in effect until the Options have been satisfied or termi-nated in accordance with the Plan and the terms of the Options.

                                  ARTICLE 2
                         NONQUALIFIED STOCK OPTIONS

  2.01.  Award of Nonqualified Stock Options.

  The Committee may from time to time, and subject to the provisions of the Plan and the other terms and conditions as the Committee may prescribe, grant to any participant in the Plan one or more Options to purchase for cash or shares the number of shares of Common Stock allotted by the Committee. The date a Nonqualified Stock Option is granted shall mean the date selected by the Committee as of which the Committee allots a specific number of shares to a participant pursuant to the Plan.

  2.02.  Nonqualified Stock Option Agreements.

  The grant of a Nonqualified Stock Option shall be evidenced by a written Nonqualified Stock Option Agreement, executed by the Bank and the holder of a Nonqualified Stock Option, stating the number of shares of Common Stock subject to the Nonqualified Stock Option evidenced thereby, and in the form as the Committee may from time to time determine.

  2.03.  Nonqualified Stock Option Price.

  Except as otherwise provided herein in the case of an exchange, the option price per share of Common Stock deliverable upon the exercise of a Nonqual-ified Stock Option shall be 100% of the fair market value of a share of Common Stock on the date the Option is granted. As used in this Plan, the "fair market value of a share of Common Stock on the date the Option is granted" shall mean the closing price of the Common Stock as reported on the primary public market on which the Common Stock is then traded on the trading day last ended prior to the time the Nonqualified Stock Option is granted, or if the Common Stock ceases to be traded on a public market, the last determinable market price or value as reasonably determined by the Committee in accordance with customarily accepted practices for determining the price or value of stock traded in a like manner as the Common Stock is then traded. Notwithstanding the foregoing, if a Nonqualified Stock Option is granted under this Plan in exchange for a stock option granted outside this Plan, the per share exercise price of the Nonqualified Stock Option issued under this Plan may, at the election of the Committee, be the same price as that of the stock option granted outside this Plan which is being exchanged.

  2.04.  Term and Exercise.

  Each Nonqualified Stock Option shall first be exercisable and/or become exercisable according to the vesting schedule as is determined by the Committee and provided in the Nonqualified Stock Option Agreement. Each Nonqualified Stock Option shall be for a term of 10 years, subject to earlier termination as provided in section 2.07, 2.08 or 2.09, unless the Nonqualified Stock Option Agreement expressly provides for a different term, not in excess of 10 years, and/or expressly provides that the provi-sions of any or all of section 2.07, 2.08 or 2.09 shall not apply to cause the Nonqualified Stock Option to earlier terminate. No Nonqualified Stock Option shall be exercisable after the expiration of its term.

  2.05.  Manner of Payment.

  Each Nonqualified Stock Option Agreement shall set forth the procedure governing the exercise of the Nonqualified Stock Option granted thereunder, and shall provide that, upon the exercise in respect of any shares of Common Stock subject thereto, the optionee shall pay to the Bank, in full, the option price for the shares with cash or with previously owned Common Stock.

  2.06.   Certificates.

  As soon as practicable after receipt of payment for shares of Common Stock purchased upon the exercise of a Nonqualified Stock Option or Options, the Bank shall deliver to the Optionee a certificate or certificates for those shares of Common Stock. The optionee shall become a stockholder of the Bank with respect to Common Stock represented by share certificates so issued and shall be fully entitled to receive dividends, to vote and to exercise all other rights of a stockholder.

  2.07.  Death of Optionee.

    (a) Upon the death of the optionee, any rights to the extent exercisable on the date of death may be exercised by the optionee's estate, or by a person who acquires the right to exercise the Nonqualified Stock
         Option by bequest or inheritance or by reason of the death of the optionee, provided that the exercise occurs within both the remain-ing effective term of the Nonqualified Stock Option and one year after the Optionee's death.

   (b) If the optionee is an employee, the provisions of this Section shall apply notwithstanding the fact that the optionee's employment may have terminated prior to death, but only to the extent of any rights exercisable on the date of death.

  2.08.  Retirement or Disability.

  If an optionee is an employee, upon termination of the optionee's employment by reason of retirement or permanent disability (as each is determined by the Committee), the optionee may, within 36 months from the date of ter-mination, exercise any Nonqualified Stock Options to the extent the Options are exercisable during that 36-month period.

  2.09.  Termination for Other Reasons.

  If the optionee is an employee, except as provided in sections 2.07 and 2.08, or except as otherwise determined by the Committee, the employees Nonquali-fied Stock Options shall terminate three months after the termination of the optionee's employment.

                                ARTICLE  3
                        INCENTIVE STOCK OPTIONS

  3.01.  Award of Incentive Stock Options.

  The Committee may, from time to time and subject to the provisions of the Plan and the other terms and conditions as the Committee may prescribe, grant to any participant in the Plan who is an employee of the Bank one or more "incentive stock options" (intended to qualify under the provisions of Code
  Section 422) to purchase for cash or shares the number of shares of Common Stock allotted by the Committee. The date an Incentive Stock Option is granted shall mean the date selected by the Committee as of which the Committee allots a specific number of shares to a participant pursuant to the Plan. Notwithstanding the foregoing, Incentive Stock Options shall not be granted to any owner of 10% or more of the total combined voting power of the Bank and its parent or subsidiaries unless the option price per share complies with the requirements set forth in section 3.03.

  3.02.  Incentive Stock Option Agreements.

  The grant of an Incentive Stock Option shall be evidenced by a written Incentive Stock Option Agreement, executed by the Bank and the holder of an Incentive Stock Option, stating the number of shares of Common Stock subject to the Incentive Stock Option evidenced thereby, and in the form as the Committee may from time to time determine.

  3.03.  Incentive Stock Option Price.

  The option price per share of Common Stock deliverable upon the exercise of an Incentive Stock Option shall be 100% of the fair market value of a share of Common Stock on the date the Option is granted, unless the option has been granted to an owner of 10% or more of the total combined voting power of the Bank and its subsidiaries. In that case, the option price shall be 110 % of the fair market value of a share of Common Stock on the date the Incentive Stock Option is granted.

  3.04.  Term and Exercise.

  Each Incentive Stock Option shall first be exercisable and/or become exer-cisable according to the vesting schedule as is determined by the Committee and provided in the Incentive Stock Option Agreement. Each Incentive Stock Option shall be for a term of 10 years, subject to earlier termination as provided in section 3.06, 3.07 or 3.08, unless the Incentive Stock Option Agreement expressly provides for a different term, not in excess of 10 years, and/or expressly provides that the provisions of any or all of section 3.06, 3.07 or 3.08 shall not apply to cause the Incentive Stock Option to earlier terminate, so long as the modifications shall not cause the Incentive Stock Option granted thereby to cease to qualify as an "incentive stock option" under Code Section 422. No Incentive Stock Option shall be exercisable after the expiration of its term.

  3.05.  Maximum Amount of Incentive Stock Option Grant.

  The aggregate fair market value (determined on the date the option is granted) of Common Stock subject to all Incentive Stock Options granted to an optionee which are exercisable for the first time by the optionee in any calendar year shall not exceed $100,000.

  3.06.  Death of Optionee.

    (a) Upon the death of the optionee, any Incentive Stock Option exercisable on the date of death may be exercised by the optionee's estate or by a person who acquires the right to exercise the Incentive Stock
         Option by bequest or inheritance or by reason of the death of the optionee, provided that the exercise occurs within both the remain-ing option term of the Incentive Stock Option and one year after the optionee's death.


   (b) The provisions of this Section shall apply notwithstanding the fact that the optionee's employment may have terminated prior to death, but only to the extent of any Incentive Stock Options exercisable on the date of death.

  3.07.  Retirement or Disability.

  Upon the termination of the optionee's employment by reason of permanent disability or retirement (as each is determined by the Committee), the optionee may, within 36 months from the date of termination of employment, exercise any Incentive Stock Options to the extent the Incentive Stock Options were exercisable at the date of termination of employment. Notwith-standing the foregoing, the tax treatment available pursuant to Code Sec-tion 422 upon the exercise of an Incentive Stock Option will not be available to an optionee who exercises any Incentive Stock Options more than (i) 12 months after the date of termination of employment due to permanent disability or (ii) three months after the date of termination of employment due to retirement.

  3.08.  Termination for Other Reasons.

  Except as provided in sections 3.06 and 3.07 or except as otherwise determined by the Committee, all Incentive Stock Options shall terminate three months after the termination of the optionee's employment.

  3.09.  Applicability of Nonqualified Stock Options Sections.

  Sections 2.05 and 2.06 hereof shall apply equally to Incentive Stock Options. Those sections are incorporated by reference in this Article 3 as though fully set forth herein.

                                ARTICLE 4
                              MISCELLANEOUS

  4.01.  General Restriction.

  Each Option under the Plan shall be subject to the requirement that, if at any time the Committee shall determine that (i) the listing, registration or qualification of the shares of Common Stock subject or related thereto upon any securities exchange or under any state or Federal law, or (ii) the consent or approval of any government regulatory body, or (iii) an agree-ment by the grantee of an Option with respect to the disposition of shares of Common Stock is necessary or desirable as a condition of, or in con-nection with, the granting of the Option or the issue or purchase of shares of Common Stock thereunder, the Option may not be consummated in whole or in part unless the listing, registration, qualification, consent, approval or agreement shall have been effected or obtained free of any conditions not acceptable to the Committee.

  4.02. Non-Assignability.

  No Option under the Plan shall be assignable or transferable by the recipient thereof, except by will or by the laws of descent and distribution. During the life of the recipient, the Option shall be exercisable only by that person or by that person's guardian or legal representative.

  4.03.  Withholding Taxes.

  Whenever the Bank proposes or is required to issue or transfer shares of Common Stock under the Plan, the Bank shall have the right to require the grantee to remit to the Bank an amount sufficient to satisfy any Federal, state and/or local withholding tax requirements prior to the delivery of any certificate or certificates for the shares. Alternatively, the Bank may issue or transfer the shares of Common Stock net of the number of shares sufficient to satisfy the withholding tax requirements. For with-holding tax purposes, the shares of Common stock shall be valued on the date the withholding obligation is incurred.

  4.04.  Right to Terminate Employment.

  Nothing in the Plan or in any agreement entered into pursuant to the Plan shall confer upon any participant the right to continue in the employment of the Bank or affect any right which the Bank may have to terminate the employment of the participant.

  4.05.  Non-Uniform Determinations.

  The Committee's determinations under the Plan (including without limitation determinations of the persons to receive Options, the form, number of shares awarded with, and timing of Options, the terms and provisions of Options and the agreements evidencing Options) need not be uniform and may be made by it selectively among persons who receive, or are eligible to receive, Options under the Plan, whether or not the persons are similarly situated.

  4.06.  Rights as a Stockholder.

  The recipient of any Option under the Plan shall have no rights as a stock-holder with respect thereto unless and until certificates for shares of Common Stock are issued to that person.

  4.07.   Leaves of Absence.

  The Committee shall be entitled to make rules, regulations and determinations as it deems appropriate under the Plan in respect of any leave of absence taken by the recipient of any Option. Without limiting the generality of the foregoing, the Committee shall be entitled to determine (i) whether or not any leave of absence shall constitute a termination of employment within the meaning of the Plan and (ii) the impact, if any, of any leave of absence on Options under the Plan previously made to any recipient who takes a leave of absence.

  4.08.  Newly Eligible Employees.

  The Committee shall be entitled to make rules, regulations, determinations and awards as it deems appropriate in respect of any employee who becomes eligible to participate in the Plan or any portion thereof after the commencement of any Option or incentive period.

  4.09.  Adjustments.

  In the event of any change in the outstanding Common Stock by reason of a stock dividend or distribution, recapitalization, merger, consolidation, split-up, combination, exchange of shares or the like, the Committee may appropriately adjust the number of shares of Common Stock which may be issued under the Plan, the number of shares of Common Stock subject to Options previously granted under the Plan, the option price of Options previously granted under the Plan and any and all other matters deemed appropriate by the Committee.

  4.10.  Amendment of the Plan.

     (a) The Board of Directors of the Bank may, without further action by the stockholders and without receiving further consideration from the participants, amend this Plan or condition or modify Options under this Plan in response to changes in securities or other laws or rules, regulations or regulatory interpretations thereof applicable to this Plan or to comply with stock exchange rules or requirements.

     (b) The Board of Directors of the Bank may at any time and from time to time terminate or modify or amend the Plan in any respect, except that without stockholder approval the Board may not (i) increase the maximum number of shares of Common Stock which may be issued under the Plan (other than increases pursuant to section 4.09 hereof),
          (ii) extend the period during which any award may be granted or exercised, or (iii) extend the term of the Plan. The termination or any modification or amendment of the Plan, except as provided in subsection (a), shall not affect any participants rights under an Option previously granted to the participant unless the participant consents.