Form 10-Q
period 1999-03-31
WAYNE BANCORP INC /OH/
filed 1999-05-14
CIK 788134

UNITED STATES
                               SECURITIES AND EXCHANGE COMMISSION
                                       Washington, DC  20549

                                       FORM 10-Q

(Mark One)

      __X___       QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      _____        TRANSITION REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   Commission file number        014612

                   For the Quarter Ended    March 31, 1999


                    WAYNE BANCORP, INC
                   (Exact name of registrant as specified in its charter)

                     OHIO                          34-1516142
                   (State or other jurisdiction of (IRS Employer Identification incorporation or organization) Number)

                   112 West Liberty Street
                   P.O. Box 757
                   Wooster, Ohio  44691                  44691
                   (Address of Principal           (Zip Code)
                    Executive Offices)

    Registrant's telephone number, including area code:   (330) 264-1222

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:

Yes__X__       No_____


Number of shares of Common Stock, Stated Value $1.00 per Share, shares outstanding at April 30, 1999, the latest practicab 4,713,218


                                    INDEX
                              WAYNE BANCORP, INC.
                                   FORM 10-Q

                    For the Quarter Ended March  31, 1999

PART I.    FINANCIAL INFORMATION                                  PAGE NO.

Item I.   Financial Statements  (Unaudited)

                   Consolidated Balance Sheets.................      1

                   Consolidated Statements of Income
                            and Comprehensive Income...........      2

                   Consolidated Statements of Cash Flows.......      3

                   Notes to Consolidated Financial Statements..     4,5


Item II.   Management's discussion and analysis of financial
                  condition and results of operations..........   6,7,8,9

Item III.   Quantitative and Qualitative Disclosures about
                Market Risk....................................      10

PART II.   OTHER INFORMATION...................................      12

SIGNATURES.....................................................      13


PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS

(Unaudited)
(In thousands of dollars)                           March 31,    December 31,
                                                       1999         1998
                                                   ------------------------
ASSETS
Cash and Due From Banks............................    $17,960     $20,470
Federal Funds Sold.................................      3,730       7,340
                                                   ------------------------
                   Total Cash and Cash Equivalents.     21,690      27,810

Securities Available-for-Sale......................    164,828     175,007

Loans   ...........................................    330,860     324,199
                   Allowance for Loan Losses.......     (4,947)     (4,916)
                                                   ------------------------
                   Net Loans.......................    325,913     319,283

Premises and Equipment.............................      8,390       8,591
Accrued interest receivable and other assets.......      8,530       7,986
                                                   ------------------------
TOTAL ASSETS.......................................   $529,351    $538,677
                                                   ========================
LIABILITIES
Deposits
     Interest Bearing..............................   $370,212    $369,328
     Non-Interest Bearing..........................     62,532      65,815
                                                   ------------------------
                   Total Deposits..................    432,744     435,143

Securities Sold Under Agreements to Repurchase.....     32,798      36,989
Other borrowings...................................      2,705       2,558
ESOP Loan..........................................        400         600
Other Liabilities..................................      4,222       4,320
                                                   ------------------------
                   Total Liabilities...............    472,869     479,610

SHAREHOLDERS' EQUITY
Common Stock, Stated Value $1......................      4,917       4,917
  Shares authorized - 12,000,000 in 1999 and 1998
  Shares issued -      4,917,218 in 1999 and
                       4,917,218 in 1998
  Shares outstanding - 4,752,217 in 1999 and
                       4,849,974 in 1998
Paid In Capital....................................     13,299      13,310
Retained Earnings..................................     43,302      41,989
Unearned ESOP share................................       (350)       (400)
Treasury Stock, at cost............................     (5,678)     (2,308)
Accumulated other comprehensive income.............        992       1,559
                                                   ------------------------
                   Total Shareholders' Equity......     56,482      59,067
                                                   ------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.........   $529,351    $538,677
                                                   ========================
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                        Three Months Ended
(Unaudited)                                                   March 31,
(In thousands of dollars, except per share data)          1999        1998
                                                   ------------------------
INTEREST INCOME:
Interest and Fees on Loans.........................     $6,878      $7,175
Interest and Dividends on Securities:
     Taxable.......................................      1,975       1,694
     Non-taxable...................................        409         370
Other Interest Income..............................         43         155
                                                   ------------------------
                   Total Interest Income..........       9,305       9,394

INTEREST EXPENSE:
Interest on Deposits...............................      3,492       3,636
Interest on Repurchase Agreements..................        339         389
Interest on Other Borrowed Funds...................         39          24
Interest on ESOP Loan..............................         10           0
                                                   ------------------------
                   Total Interest Expense..........      3,880       4,049

NET INTEREST INCOME................................      5,425       5,345
Provision for Loan Losses..........................         54          60
                                                   ------------------------
NET INTEREST INCOME AFTER PROVISION
                   FOR LOAN LOSSES.................      5,371       5,285

OTHER INCOME:
Service Charges on Deposits........................        409         413
Income from Fiduciary Activities...................        345         300
Other Non-Interest Income..........................        192          97
                                                   ------------------------
                   Total Other Income..............        946         810

OTHER EXPENSES:
Salaries and Employee Benefits.....................      1,744       1,910
Occupancy and Equipment............................        476         455
Other Non-Interest Expenses........................      1,211       1,262
                                                   ------------------------
                   Total Other Expenses............      3,431       3,627

INCOME BEFORE INCOME TAX EXPENSE...................      2,886       2,468

INCOME TAX EXPENSE.................................        856         751
                                                   ------------------------
NET INCOME.........................................      2,030       1,717
                                                   ========================
Other Comprehensive Income, net of tax
   Unrealized gains (losses) on available-for-sale
    securities arising during the period...........       (567)          1
   Reclassification adjustment for amounts realized
     on securities sales included in net income....          0           0
                                                   ------------------------
COMPREHENSIVE INCOME...............................     $1,463      $1,718
                                                   ========================
NET INCOME PER SHARE - BASIC                             $0.43       $0.35
NET INCOME PER SHARE - DILUTED                           $0.43       $0.35
DIVIDENDS PER SHARE                                      $0.15       $0.09

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)                                              Three Months Ended
(In thousands of dollars)                                    March 31,
                                                          1999        1998
---------------------------------------------------------------------------
OPERATING ACTIVITIES

Net Income.........................................     $2,030      $1,717
Adjustments to reconcile net income to net cash
   provided by operating activities:
       Provision for loan losses...................         54          60
       Depreciation and amortization...............        330         328
       Amortization of security premiums
         and discounts................ ............        169          20
       Increase in interest receivable.............       (155)       (448)
       Decrease in interest payable................       (157)       (148)
       Other, (net)................................       (377)       (340)
                                                   ------------------------
Net Cash Provided by Operating Activities..........      1,894       1,189

INVESTING ACTIVITIES

Purchase of securities available-for-sale..........     (8,582)    (10,211)
Proceeds from matured securities
  available-for-sale...............................     17,732      10,388
Net (increase) decrease in loans and leases........     (6,684)      5,569
Purchase of premises and equipment.................        (50)       (313)
                                                   ------------------------
Net cash provided by investing activities..........      2,416       5,433

FINANCING ACTIVITIES

Net increase (decrease) in deposits................     (2,399)      2,320
Net increase (decrease) in repurchase agreements
   and other short term borrowings.................     (4,044)     (1,197)
Cash dividends.....................................       (719)       (431)
Cash dividends reinvested..........................        102          73
(Increase) decrease in treasury stock..............     (3,370)       (362)
                                                   ------------------------
Net cash (used) provided by financing activities..    (10,430)        403

Increase (Decrease) in cash and cash equivalents...     (6,120)      7,025
Cash and cash equivalents at beginning of period...     27,810      31,091
                                                   ------------------------
Cash and cash equivalents at end of period.........    $21,690     $38,116
                                                   ========================

Cash basis payments for federal income taxes.......         $0          $0
Cash basis payments for interest expense...........     $4,037      $4,197


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

The consolidated financial statements include the accounts of Wayne Bancorp, Inc. (the Company), and its wholly-owned subsidiaries Wayne County National Bank (Wayne) and Chippewa Valley Bank (Chippewa). The financial statements of Wayne include the accounts of its wholly-owned subsidiary, Wayne National Corporation. All significant intercompany transactions have been eliminated.

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

Under a new accounting standard adopted on January 1, 1998, Statement of Financial Accounting Standards ("SFAS") No. 130,
"Reporting Comprehensive Income," comprehensive income is reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available-for-sale, as adjusted for realized gains or losses on securities, available-for-sale, when applicable.

On April 22, 1999, the shareholders of the Company voted to approve the "1999 Incentive Stock Option Plan." Under this plan, the Board of Directors granted options to purchase 34,200 common shares at an exercise price of $34.50 to certain officers of the Company and its subsidiaries. The options awarded vest and become exercisable in equal installments on December 15, 1999, 2000 and 2001.
This option period expires ten years from the date of the grant.

Basic earnings per share ("EPS") is based on net income divided by the weighted average number of shares outstanding during the period. Diluted EPS includes the dilutive effect of stock options granted using the treasury stock method.

2.  Securities:

Securities are classified as available-for-sale. Available-for-sale securities are those which may be sold by the Company if needed for liquidity, asset-liability management, or other reasons. Securities available-for-sale are reported at fair value, with unrealized gains or losses included as a separate component of equity, net of tax.

Realized gains or losses are determined based on the amortized cost of the specific security sold. During the three months ended March 31, 1999 and March 31, 1998, there were no sales of securities.

Summary of Amortized Cost and Fair Values of Securities Available-for-sale:

                                       March 31, 1999
                                          Gross       Gross
(In thousands of dollars)    Amortized  Unrealized  Unrealized    Fair
                               Cost       Gains       Losses       Value
                            -----------------------------------------------
U.S. Treasury...............   $26,779        $192                 $26,971
Federal Agency Obligations..    49,020         256                  49,276
Federal Agency Pools........    19,269         198                  19,467
Obligations of state and
  political subdivisions....    36,994         671          (3)     37,662
Corporate Obligations.......    28,638          80                  28,718
Other securities............     2,626         108                   2,734
                            -----------------------------------------------
                              $163,326      $1,505         ($3)   $164,828
                            ===============================================

                                          December 31, 1998
                                          Gross       Gross
                             Amortized  Unrealized  Unrealized    Fair
                               Cost       Gains       Losses       Value
                            -----------------------------------------------
U.S. Treasury...............   $24,132        $362                 $24,494
Federal Agency Obligations..    49,597         546          (5)     50,138
Federal Agency Pools........    21,104         251          (3)     21,352
Obligations of state and
  political subdivisions....    36,321         878         (13)     37,186
Corporate Obligations.......    38,884         213         (23)     39,074
Other securities............     2,607         185         (29)      2,763
                            -----------------------------------------------
                              $172,645      $2,435        ($73)   $175,007
                            ===============================================

3.   Loans:

Loans are comprised of the following:

(In thousands of dollars)               March 31,   December 31,
                                           1999        1998
                                       ------------------------
Commercial and Agricultural ...........   $133,373    $129,504
Real Estate loans......................    136,444     131,820
Installment loans......................     46,984      48,141
Lease Financing........................      2,637       2,835
Home Equity loans......................     10,868      11,252
Credit Card............................        476         543
Other loans............................         78         104
                                       ------------------------
                   Total...............   $330,860    $324,199
                                       ========================

4.  Employee Stock Ownership Plan:

The Company offers an Employee Stock Ownership Plan (ESOP) for the benefit of substantially all its employees. The ESOP has received a favorable determination letter from the Internal Revenue Service on the qualified status of the ESOP under applicable provisions of the Internal Revenue Code.

In April, 1998, the ESOP borrowed funds from an unrelated financial institution to acquire common shares of the Company. The loan is secured by the shares purchased with the proceeds, and will be repaid by the ESOP with funds from Wayne's discretionary contributions to the ESOP and earnings on the ESOP assets. All dividends received on unallocated shares by the ESOP are used to pay debt service. The loan is also guaranteed by Wayne. The shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. As payments are made and shares are released from the suspense account, such shares will be validly issued, fully paid and nonassessable. At March 31, 1999, and December 31, 1998, the balance on this loan was $400,000 and $600,000 respectively.

The Company accounts for its ESOP in accordance with Statement of Position (SOP) 93-6. Accordingly, shares which have not yet been committed to be released are reported as unearned ESOP shares in the consolidated balance sheets. As shares are committed to be released for allocation, the Company reports compensation expense equal to the current market price of the shares, and shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $39 thousand for the three months ended March 31, 1999. There was no related expense for this period in 1998.
The ESOP shares as of March 31, 1999 and December 31, 1998 were as follows:


                             March 31, December 31,
                               1999        1998
                            ---------  -----------
   Allocated Shares            136,373     136,373
   Shares committed to be
    released for allocation      5,683       4,546
   Unreleased shares             7,954       9,091
                            -----------------------
        Total ESOP shares      150,010     150,010
                            =======================

   Fair value of
      unreleased shares       $275,447    $320,458
                            =======================

5.   Per Share Data:

Per share data is calculated based on 4,754,794 average common shares for the three months ended March 31, 1999 and 4,904,862 average common shares for the same period ending in 1998. All per share data has been adjusted to reflect stock splits and dividends where applicable.


ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION  AND RESULTS OF OPERATIONS:

The main objectives of asset/liability management are to provide adequate liquidity and to minimize interest rate risk. Liquidity is the ability to meet cash flow needs, which in the banking industry, refers to the Company's ability to fund customer borrowing needs as well as deposit withdrawals. The Company's primary source of liquidity is from overnight Federal Funds Sold and Securities available-for-sale. In addition, other assets such as Cash and Due From Banks and maturing loans also provide additional sources of liquidity. At March 31, 1999, the amount of Cash and due from banks and securities and loans with scheduled maturities and or repricing within the next three months was $110 million. The Company continues to keep a balance between short and long-term investments and securities that will provide adequate liquidity and maximize earnings. Based on the Company's capital position, profitability and reputation, the available liquidity sources are considered adequate to meet the current and projected needs of the Company.

Capital__

The Company's capital adequacy is a primary concern in our industry, and is measured by several key ratios. A long standing measure of capital adequacy is the percentage of shareholders' equity to total assets. At March 31, 1999, the Company's equity-to-asset ratio adjusted by the impact of FAS#115 was 10.5% compared to 10.7% at December 31, 1998. Regulators of the banking industry focus primarily on two other measurements of capital - the risk-based capital ratio and the leverage ratio. The risk-based capital ratio consists of a numerator of allowable capital components and a denominator of an accumulation of risk-weighted assets. With a significant portion of the Company's investment securities portfolio in government related low risk categories and a fair amount of the loan portfolio in one-to-four family mortgage loans with a 50% risk assessment, the risk-based capital ratio is 17.7% at March 31, 1999, and 17.6% at December 31, 1998.

The regulators require a minimum leverage capital ratio of 3% They will expect most banks to maintain leverage ratios in the 4-5% range. The leverage ratio is calculated as equity capital less certain intangible assets divided by total assets less the same intangible assets. At March 31, 1999, and December 31, 1998, the ratios were 10.3% and 10.7% respectively.

The Company's deposit insurance premiums which are paid to the Federal
Deposit Insurance Corporation are based, in part, on these capital ratios.
The FDIC considers a bank "adequately capitalized" if the capital ratios are: Total equity 8%, Tier 1 risk-based 4% and a leverage ratio of 4% The
FDIC considers a bank "well capitalized" with comparable capital ratios of 10%, 6% and 5%. The Company is considered "well capitalized", and therefore is subject to the lowest deposit insurance premiums available.

Management is not aware of any matters subsequent to March 31, 1999 that would cause the Company's capital category to change.

Financial_Condition__

The total assets of the Company decreased by $9.3 million or 1.7% from December 31, 1998 to March 31, 1999. This decrease is primarily due to a simultaneous decrease in the securities portfolio to fund outflows of deposits and repay approximately $4.2 million of borrowed funds during the first quarter of 1999.

The lending area has experienced growth of $6.6 million through the first three months of 1999. This growth is primarily concentrated in the Commercial and Real Estate areas with increases of $3.9 million and $4.6 million respectively. The growth in the Commercial area reverses a trend the we saw last year at this time where the Company experienced several large loan payoffs due to the increased competition from the "super-regional" banks offering rates on these loans that were below the "prime" rate of interest. This has not been the case thus far this year, as the Company has seen an easing of competitive pressure from these institutions. The growth in the Real Estate area is due to the continued strength in the 1-4 family residential real estate market. This market has remained strong as a result of the sustained low rates on these types of loans. The strong growth in these areas is offset by a decline in Installment loans of $1.2 million.
This decline is attributable to several factors relating to the economy and consumer debt load. The long-running economic expansion has increased consumer confidence and spending levels to a point that consumer debt is at an all time high, thus reducing the future borrowing capacity of the average household.

Management expects interest rates to be somewhat stable or rising over the next twelve to twenty-four months. Due to this, management may sell mortgage loans into the secondary market if rates are favorable and conditions within the balance sheet warrant such a sale. As of March 31, 1999 and December 31, 1998 there were no loans classified as held-for-sale. It is managements expectations that if loans are to be sold during subsequent quarters during 1999, that those loans would have been originated during those periods.

On March 15, 1999, the Board of Directors of Chippewa, approved the sale of Chippewa's credit card portfolio. The sale is expected to close during the second quarter of 1999. The sale of this portfolio is based on the fact that increased competition is making it difficult to grow the while the costs of maintaining the portfolio continue to rise. At March 31, 1999, Chippewa's portfolio comprised less than 1% of their total loans. In addition to the sale of the credit portfolio, Chippewa has arranged for the sale of its Merchant Credit Card business, with this also anticipated to close during the second quarter of 1999. No material gain or loss is expected as a result of this transaction.

Total securities available-for-sale and fed funds sold decreased by $13.8 million through the first quarter of 1999. This decrease is primarily due to the maturities relating to short term commercial paper, purchased during the fourth quarter of 1998, that was scheduled to mature during the first three months of 1999. This decline in the investment portfolio has been used to fund loan growth and customer withdrawals.

Total deposits and borrowed funds decreased by $6.6 million for the first quarter of 1999. This decline in the first quarter is due to withdrawals of funds placed on deposit at year end that have been used for business and other purposes during the first quarter. This behavior is expected during the first quarter of each year, then deposits and borrowed funds tend to increase during subsequent quarters during the year. In fact, the Company has seen an inflow of deposits during the second quarter of this year. The Company has, as an ongoing objective, the growth of core deposits, to facilitate funding for loan demand and asset growth. To do this, Management analyzes rates paid on deposits within its market area on a weekly basis to ensure the Company's rates on similar products are competitive. In addition to core deposits, the Company also has alternative funding sources through overnight federal funds and advances from the Federal Home Loan Bank.

Results_of_Operations__

Net income was $2,030,000 for the first three months of 1999 compared to $1,717,000 for the same period in 1998. Earnings per share for the three months ended March 31, 1999 and 1998 were $.43 and $.35 per share respectively. Dividends were $.15 per share in the first three months of 1999 and $.09 per share for the first three months in 1998.

Total interest and fee income for the first three months decreased $89 thousand or 1.0% compared to the prior year. This decrease is primarily related to the lower interest rates being earned on loans. The rates on these assets have been driven down due to a 75 basis point reduction in the prime lending rate, that occurred during the fourth quarter of 1998, as well as the "below prime" loans that are being offered by the "super-regional" banks within our lending area.

Total earning assets were $499.4 and $479.1 million at March 31, 1999 and March 31, 1998. The increase in earning assets is due to the growth in securities and federal funds sold of $8.2 million and an increase in the loan portfolio of $12.1 million. The weighted average interest earned on those assets was 7.52% and 7.99% respectively.

Total interest bearing liabilities at March 31, 1999 and March 31, 1998 were $406.1 and $391.1 million respectively. The weighted interest rate paid for these liabilities has decreased from 4.21% at March 31, 1998 to 3.84% at March 31, 1999.

The net effect of the changes in interest earning assets and interest paying liabilities, combined with the repricing that has occurred since March 31, 1998 caused an increase in net interest income of $80 thousand, or 1.5%, for the three months ended March 31, 1999.

The provision for loan losses for the first three months of 1999 was $54 thousand compared to $60 thousand for the same period in 1998. This slight decrease is due to the ratio of the allowance for loan losses to total loans being within managements expectations for the first quarter of 1999. This ratio, being 1.50%, is considered adequate and sufficient given the makeup of the loan portfolio.

Total other expenses decreased by $196 thousand for the three months ended March 31, 1999 compared to the same period in 1998. Occupancy and equipment expense increased by $21 thousand or 4.6% due primarily to repairs and maintenance on premises and equipment. Salaries and employee benefits decreased $166 thousand or 8.7% to $1,744,000 for the period ending March 31, 1999 compared to $1,910,000 for the same period in 1998. This decrease is partially due to Wayne adding a 401(k) feature to its profit sharing plan, thus reducing expense relating to retirement benefits, as prior to the 401(k), the profit sharing plan was non-contributory, and was solely funded by the Company. In addition to the changes made by Wayne, Chippewa terminated its defined benefit pension plan. These changes were made to align the employee benefit plans of each bank. In addition, savings have been realized in the area of compensation due to integrating the financial reporting and marketing functions of the Company, and through employee attrition. The other non-interest expenses declined $51 thousand for the first three months of 1999 compared to the same period in 1998. The primary reason for this decrease is due to cost reduction efforts made during 1998 that have been realized during the first three months of 1999.

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

The Company has inventoried all of its hardware and software relating to computer operated and computer dependent systems, and the Company has completed their assessment of the steps they will need to take to address Y2K problems. The applications have been identified as either Mission Critical or Non-Mission Critical, and timeframes have been established for testing these applications. The Company has contacted the vendors that supply or sercvice the Company's computer operated or computer dependent systems to obtain confirmation that each system is either currently Y2K compliant or is expected to be Y2K compliant. The Company has also performed testing for Y2K compliance. The testing for the Company's
Fedline and Trust accounting systems is substantially complete and the results of this testing indicates these systems will process information correctly into the next millennium. The Company's loan and deposit applications are currently undergoing final testing to ensure compliance. Proxy testing has indicated that these systems will also process information correctly in the Year 2000. The Company anticipates that all testing should be completed by June 30, 1999. With respect to those systems that cannot be confirmed as Y2K compliant the Company will continue to work with the appropriate supplier or servicer to ensure all such systems will be rendered compliant in a timely manner with minimal expense to the Company or disruption to the Company's operations. A contingency plan has been approved by the Board of Directors and Senior Management that is currently being updated to comply with the guidelines issued by the Federal Financial Institutions Council.

In addition to the possible expense related to its own systems, the Company could incur losses if loan payments are delayed due to Y2K problems affecting any of the Company's significant borrowers or impairing the payroll systems of large employers in the Company's primary market area. Because the Company's loan portfolio is highly diversified with regard to individual borrowers and types of businesses, and the Company's primary market area is not significantly dependent on a single employer or industry, the Company does not expect any significant or prolonged Y2K related difficulties that will affect net earnings or cash flow. At this time, the Company has spent approximately $250 thousand related to the Y2K issue, however additional unforseen expenses may be incurred in connection with the Y2K issue.

Repurchase of Stock

Under a Stock Repurchase program approved by the Board of Directors, and announced in February of 1999, the Company has repurchased 100,687 shares of common stock during the three months ended March 31, 1999 for a total cost of $3.5 million. Under this program the Board of Directors approved the purchase of up to 5% of the Company's outstanding common stock, or approximately 250,000 shares, over a two-year period.

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

There are several methods employed by the Company to monitor and control interest rate risk. One such method is using a "GAP" analysis. The GAP is defined as the repricing variance between rate sensitive assets and rate sensitive liabilities within certain periods. The repricing can occur due to changes in rates on variable rate products as well as maturities of interest-earning assets and interest-bearing liabilities. A high ratio of interest sensitive liabilities, generally referred to as a negative GAP, tends to benefit net interest income during periods of falling interest rates as the average rate paid on interest-bearing liabilities declines faster than the average rate earned on interest-earning assets. The opposite holds true during periods of rising interest rates. The Company attempts to minimize the interest rate risk through management of the gap in order to achieve consistent shareholder return. The Company's Asset and Liability Management Policy is to maintain a fairly neutral GAP position of -10% to +10% in both the short- and long-term periods. At March 31, 1999, the Company had a negative GAP position of -8.2% of total assets for a one year period.
Another strategy used by the Company is to originate variable rate loans tied to market indices. Such loans reprice on an annual, quarterly, monthly or daily basis as the underlying market index changes. Currently, approximately 27%, of the Company's loan portfolio reprices on at least an annual basis.
The Company also invests excess funds in liquid federal funds that mature and reprice on a daily basis. The Company also maintains all of its securities in the available-for-sale portfolio to take advantage of interest rate fluctuations and to maintain liquidity for loan funding and deposit withdrawals.

The Company's 1998 annual report details a table which provides information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 1998. The table is based on information and assumptions set forth in the notes. The Company believes the assumptions utilized are reasonable. For loans, securities and liabilities with contractual maturities, the table represents principal cash flows and the weighted-average interest rate. For variable rate loans the contractual maturity and weighted-average interest rate was used with an explanatory footnote as to repricing periods. For liabilities without contractual maturities such as demand and savings deposit accounts, a decay rate was utilized to match their most likely withdrawal behavior. Management believes that no events have occurred since December 31, 1998 that would significantly change the ratio of rate sensitive assets to rate sensitive liabilities for the given time horizons.


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

                                NONE

        ITEM 3 - Defaults upon senior securities:

                                NONE

        ITEM 4 - Submission of matters to a vote of securities holders:
              (a)         Annual Shareholders' Meeting

              Date:     April 22, 1999

              Description:     Election of Directors

    James O. Basford        FOR:  3,400,827        WITHHELD:  25,332
    John C. Johnston, III   FOR:  3,419,677        WITHHELD:   6,481
    Philip S. Swope         FOR:  3,416,929        WITHHELD:   9,230
    David E. Taylor         FOR:  3,420,575        WITHHELD:   5,583

             Description:     Ratify the engagemend of Crowe, Chizek
                              & Company LLP  as the independed auditor.

                            FOR:  3,414,988         AGAINST:  634
                            ABSTAIN:  10,537

         Description:     To approve the 1999 Incentive Stock Option Plan

                            FOR:  2,766,477        AGAINST:  260,674
                            ABSTAIN:  110,871      NON-VOTE:     288,136

        (d)        None

        ITEM 5 - Other information:

              NONE
        ITEM 6 - Exhibits and reports on Form 8-K:

                                NONE


______________________SIGNATURES______________________________

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                           ___Wayne_Bancorp,_Inc.__
                                                 (Registrant)



Date ____May_14,_1999____       ____________________________

                                        David L. Christopher,
                                        Chairman & CEO

Date ____May_14,_1999____       ____________________________

                                        David P. Boyle, CPA
                                        Treasurer