Form 10-Q
period 1999-06-30
WAYNE BANCORP INC /OH/
filed 1999-08-12
CIK 788134

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC  20549

                                       FORM 10-Q

(Mark One)

      __X___       QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      _____        TRANSITION REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   Commission file number        014612

                   For the Quarter Ended June 30, 1999


                   WAYNE BANCORP, INC
                   (Exact name of registrant as specified in its charter)

                   OHIO                                 34-1516142
                   (State or other jurisdiction        (IRS Employer
                   of incorporation or organization)    Identification Number)

                   112 West Liberty Street
                   P.O. Box 757
                   Wooster, Ohio  44691            44691
                   (Address of Principal           (Zip Code)
                    Executive Offices)

                   Registrant's telephone number, including area code:
                   (330) 264-1222

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing require-ments for the past 90 days:

Yes__X__       No_____


Number of shares of Common Stock, Stated Value $1.00 per Share, shares outstanding at July 31, 1999, the latest practicable date: 4,595,283


                                INDEX

                           WAYNE BANCORP, INC.
                               FORM 10-Q

                    For the Quarter Ended June 30, 1999

PART I.    FINANCIAL INFORMATION                                  PAGE NO.

Item I.   Financial Statements  (Unaudited)

                   Consolidated Balance Sheets.................      1

                   Consolidated Statements of Income
                            and Comprehensive Income...........      2

                   Consolidated Statements of Cash Flows.......      3

                   Notes to Consolidated Financial Statements..      4 - 6


Item II.   Management's discussion and analysis of financial
                  condition and results of operations..........     6 - 11

Item III.   Quantitative and Qualitative Disclosures about
                   Market Risk.................................     11 - 12

PART II.   OTHER INFORMATION...................................     12 - 20

SIGNATURES.....................................................     21



PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS

(Unaudited)
(In thousands of dollars)                            June 30,    December 31,
                                                        1999        1998
                                                   ------------------------
ASSETS
Cash and Due From Banks............................    $19,875     $20,470
Federal Funds Sold.................................          0       7,340
                                                   ------------------------
                   Total Cash and Cash Equivalents.     19,875      27,810

Securities Available-for-Sale......................    152,839     175,007

Loans  ............................................    340,940     324,199
                   Allowance for Loan Losses.......     (5,008)     (4,916)
                                                   ------------------------
                   Net Loans.......................    335,932     319,283

Premises and Equipment.............................      8,924       8,591
Accrued interest receivable and other assets.......      8,346       7,986
                                                   ------------------------
TOTAL ASSETS.......................................   $525,916    $538,677
                                                   ========================
LIABILITIES
Deposits
     Interest Bearing..............................   $374,845    $369,328
     Non-Interest Bearing..........................     64,712      65,815
                                                   ------------------------
                   Total Deposits..................    439,557     435,143

Securities Sold Under Agreements to Repurchase.....     26,718      36,989
Other borrowings...................................      3,618       2,558
ESOP Loan..........................................        400         600
Other Liabilities..................................      3,790       4,320
                                                   ------------------------
                   Total Liabilities...............    474,083     479,610

SHAREHOLDERS' EQUITY
Common Stock, Stated Value $1......................      4,917       4,917
  Shares Authorized  12,000,000 in 1999 and 1998
  Shares issued       4,917,218 in 1999 and 1998
  Shares outstanding  4,610,283 in 1999 and
                      4,849,974 in 1998
Paid In Capital....................................     13,287      13,310
Retained Earnings..................................     44,609      41,989
Unearned ESOP shares...............................       (300)       (400)
Treasury Stock.....................................    (10,581)     (2,308)
Accumulated other comprehensive income.............        (99)      1,559
                                                   ------------------------
                   Total Shareholders' Equity......     51,833      59,067
                                                   ------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.........   $525,916    $538,677
                                                   ========================

See Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)                            Three Months Ended      Six Months Ended
(In thousands of dollars,                   June 30,                June 30,
 except per share data)                  1999        1998        1999     1998
                                 ---------------------------------------------
INTEREST INCOME:

Interest and Fees on Loans.........   $7,053      $7,156     $13,931  $14,331
Interest and Dividends on
  Securities:
     Taxable......................     1,821       1,789       3,796    3,483
     Nontaxable...................       432         379         841      749
Other Interest Income.............        68         195         111      350
                                 ---------------------------------------------
         Total Interest Income....      9,374       9,519      18,679   18,913

INTEREST EXPENSE:

Interest on Deposits..............      3,547       3,735       7,039    7,371
Interest on Repurchase Agreements.        294         393         633      782
Interest on Other Borrowed Funds..         52          11          91       35
Interest on ESOP Loan.............          8           0          18        0
                                  ---------------------------------------------
         Total Interest Expense...      3,901       4,139       7,781    8,188

NET INTEREST INCOME...............      5,473       5,380      10,898   10,725
Provision for Loan Losses.........         54          60         108      120
                                   ---------------------------------------------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES........      5,419       5,320      10,790   10,605

OTHER INCOME:

Service Charges on Deposits.......        439         426         848      839
Income from Fiduciary Activities..        345         300         690      600
Other Non-Interest Income.........        194         218         386      315
Gain (Loss) on Security Sales.....         49           0          49        0
                                   ---------------------------------------------
         Total Other Income........     1,027         944       1,973    1,754

OTHER EXPENSES:

Salaries and Employee Benefits....      1,894       1,819       3,638    3,729
Occupancy and Equipment...........        460         443         936      898
Other Non-Interest Expenses.......      1,262       1,349       2,473    2,611
                                   ---------------------------------------------
        Total Other Expenses......      3,616       3,611       7,047    7,238

INCOME BEFORE INCOME TAX EXPENSE..      2,830       2,653       5,716    5,121

INCOME TAX EXPENSE................        829         730       1,685    1,481
                                  ---------------------------------------------
NET INCOME........................      2,001       1,923       4,031    3,640
                                  =============================================
Other Comprehensive Income,
 net of tax
   Unrealized gains (losses) on
    available-for-sale securities
    arising during the period         (1,059)        220      (1,626)     221
   Reclassification adjustment
    for amounts realized on
    securities sales included in
    net income                           (32)          0         (32)       0
                                  ---------------------------------------------
COMPREHENSIVE INCOME........... ..       $910      $2,143      $2,373   $3,861
                                  =============================================
NET INCOME PER SHARE - BASIC            $0.43       $0.39       $0.86    $0.74
NET INCOME PER SHARE - DILUTED          $0.43       $0.39       $0.86    $0.74
DIVIDENDS PER SHARE                     $0.15       $0.11       $0.30    $0.20

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)                                           Six Months Ended
(In thousands of dollars)                                  June 30
                                                       1999        1998
---------------------------------------------------------------------------
OPERATING ACTIVITIES

Net Income........................................     $4,031      $3,640
Adjustments to reconcile net income to net cash
   provided by operating activities:
       Provision for loan losses..................        108         120
       Depreciation and amortization..............        656         655
       Amortization of security premiums and
        discounts.................................        370         116
       Decrease (Increase) in interest receivable.        332        (945)
       Decrease in interest payable...............        (62)        (99)
       Other, (net)...............................       (825)     (1,153)
                                                    ------------------------
Net cash provided by operating activities.........      4,610       2,334

INVESTING ACTIVITIES

Purchase of securities  available-for-sale........    (16,919)    (37,381)
Proceeds from matured securities available-for-sale    27,453      26,364
Proceeds from sale of securities available-for-sale     8,751
Net (increase) decrease in loans and leases.......    (16,757)      2,289
Proceeds from the sale of loans...................          0      11,915
Purchase of premises and equipment................       (587)       (488)
                                                    ------------------------
Net cash provided by investing activities.........      1,941       2,699

FINANCING ACTIVITIES

Net increase (decrease) in deposits...............      4,414         991
Net increase (decrease) in repurchase agreements
 and other short term borrowings..................     (9,211)       (736)
Cash dividends....................................     (1,416)       (971)
(Increase) in treasury stock.......................    (8,273)       (549)
                                                   ------------------------
Net cash (used) by financing activities...........    (14,486)     (1,265)

Increase (Decrease) in cash and cash equivalents...    (7,935)      3,768
Cash and cash equivalents at beginning of period...    27,810      31,091
                                                    -----------------------
Cash and cash equivalents at end of period.........   $19,875     $34,859
                                                   ========================

Cash basis payments for federal income taxes.......    $1,510      $1,605
Cash basis payments for interest expense...........    $7,843      $8,287


See notes to consolidated financial statements

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

The consolidated financial statements include the accounts of Wayne Bancorp, Inc. (the Company), and its wholly-owned subsidiaries Wayne County National Bank (Wayne), the Chippewa Valley Bank (Chippewa), and MidOhio Data Incorporated (Mid). The financial statements of Wayne include the accounts of its wholly-owned subsidiary, Wayne National Corporation. All significant intercompany transactions have been eliminated.

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

Under a new accounting standard adopted on January 1, 1998, Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," comprehensive income is reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available-for-sale, as adjusted for realized gains or losses on securities, available-for-sale, when applicable, net of tax.

On April 22, 1999, the shareholders of the Company voted to approve the "1999 Incentive Stock Option Plan." Under this plan, the Board of Directors granted options to purchase 34,200 common shares at an exercise price of $34.50 to certain officers of the Company and its subsidiaries. The options awarded vest and become exercisable in equal installments on December 15, 1999, 2000 and 2001. On May 20, 1999 the Company modified the "1999 Incentive Stock Option Plan" for some of these officers. The addendums as contained in this filing call for these options to be fully vested and exercisable immediatley, by the officer, upon a change of control. This option period expires ten years from the date of the grant, for those officers included in the plan.

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

Realized gains or losses are determined based on the amortized cost of the specific security sold. During the six months ended June 30, 1999 proceeds from the sale of securities available for sale were $8.8 million, with gross realized gains of $52 thousand and gross realized losses of $3 thousand included in earnings. During the six months ended June 30, 1998, there were no sales of securities.

Summary of Amortized Cost and Fair Values of Securities Available-for-sale:

                                            June 30, 1999
                                           Gross       Gross
(In thousands of dollars)    Amortized   Unrealized  Unrealized     Fair
                               Cost        Gains       Losses       Value
                            -----------------------------------------------
U.S. Treasury...............   $28,814         $29        ($18)    $28,825
Federal Agency Obligations..    41,713          11        (196)     41,528
Federal Agency Pools........    16,246           1          (7)     16,240
Obligations of states and
  political subdivisions....    36,259         155         (66)     36,348
Corporate Obligations......     27,228          10        (164)     27,074
Other securities............     2,730         135         (41)      2,824
                            -----------------------------------------------
                              $152,990        $341       ($492)   $152,839
                            ===============================================

                                           December 31, 1998
                                           Gross       Gross
                             Amortized  Unrealized  Unrealized      Fair
                               Cost       Gains       Losses       Value
                            -----------------------------------------------
U.S. Treasury...............   $24,132        $362                 $24,494
Federal Agency Obligations..    49,597         546          (5)     50,138
Federal Agency Pools........    21,104         251          (3)     21,352
Obligations of states and
  political subdivisions....    36,321         878         (13)     37,186
Corporate Obligations.......    38,884         213         (23)     39,074
Other securities............     2,607         185         (29)      2,763
                            -----------------------------------------------
                              $172,645      $2,435        ($73)   $175,007
                            ===============================================

3.   Loans:

Loans are comprised of the following:

                                         June 30,   December 31,
                                           1999        1998
                                       ------------------------
Commercial and Agricultural............   $139,576    $129,504
Real Estate loans......................    141,029     131,820
Installment loans......................     46,435      48,141
Lease Financing........................      2,469       2,835
Home Equity loans......................     11,354      11,252
Credit Card............................          0         543
Other loans............................         77         104
                                       ------------------------
                   Total...............   $340,940    $324,199
                                       ========================


4.  Employee Stock Ownership Plan:

The Company offers an Employee Stock Ownership Plan (ESOP) for the benefit of substantially all its employees. The ESOP has received a favorable determination letter from the Internal Revenue Service on the qualified status of the ESOP under applicable provisions of the Internal Revenue Code.

In April, 1998, the ESOP borrowed funds from an unrelated financial institution to acquire common shares of the Company. The loan is secured by the shares purchased with the proceeds, and will be repaid by the ESOP with funds from Wayne's discretionary contributions to the ESOP and earnings on the ESOP assets. All dividends received on unallocated shares by the ESOP are used to pay debt service. The loan is also guaranteed by Wayne. The shares purchased with the loan proceeds are held in a suspense account for alloca-tion among participants as the loan is repaid. As payments are made and shares are released from the suspense account, such shares will be validly issued, fully paid and nonassessable. At June 30, 1999, and December 31, 1998, the balance on this loan was $400,000 and $600,000 respectively.

The Company accounts for its ESOP in accordance with Statement of Position (SOP) 93-6. Accordingly, shares which have not yet been committed to be released are reported as unearned ESOP shares in the consolidated balance sheets. As shares are committed to be released for allocation, the Company reports compensation expense equal to the current market price of the shares, and shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $39 thousand and $78 thousand for the three and six months ended June 30, 1999. There was no related expense for the same periods in 1998. The ESOP shares as of June 30, 1999 and December 31, 1998 were as follows:

                               June  30,  December 31,
                                  1999        1998
                                  ----        ----

   Allocated Shares              136,373     136,373
   Shares committed to be
    released for allocation        6,820       4,546
   Unreleased shares               6,817       9,091
                              -----------------------
        Total ESOP shares        150,010     150,010
                              =======================

   Fair value of unreleased
    shares                      $230,926    $320,458
                              =======================

5.   Per Share Data:

Basic per share data is calculated based on 4,641,044 average common shares for the three months ended June 30, 1999 and 4,663,191 average common shares for the six months ended June 30, 1999. The corresponding numbers for the same periods in 1998 were 4,904,484 and 4,904,862. The average common shares outstanding for diluted per share data is the same as that for basic per share data as the stock options were not dilutive as of June 30, 1999. All per share data has been adjusted to reflect stock splits and dividends where applicable.

ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS:

Liquidity

The main objectives of asset/liability management are to provide adequate liquidity and to minimize interest rate risk. Liquidity is the ability to meet cash flow needs, which in the banking industry, refers to the Company's ability to fund customer borrowing needs as well as deposit withdrawals. The Company's primary source of liquidity is from overnight Federal Funds Sold and Securities available-for-sale. In addition, other assets such as Cash and Due From Banks and maturing loans also provide additional sources of liquidity. At June 30, 1999, the amount of Cash and due from banks and securities and loans with scheduled maturities and or repricing within the next three months was $107 million. The Company continues to keep a balance between short and long-term investments and securities that will provide adequate liquidity and maximize earnings. Based on the Company's capital position, profitability and reputation, the available liquidity sources are considered adequate to meet the current and projected needs of the Company.

Capital

The Company's capital adequacy is a primary concern in our industry, and is measured by several key ratios. A long standing measure of capital adequacy is the percentage of shareholders' equity to total assets. At June 30, 1999, the Company's equity-to-asset ratio adjusted by the impact of securities available-for-sale, that are carried at fair market value, was 9.9% compared to 10.7% at December 31, 1998. Regulators of the banking industry focus primarily on two other measurements of capital - the risk-based capital ratio and the leverage ratio. The risk-based capital ratio consists of a numerator of allowable capital components and a denominator of an accumula-tion of risk-weighted assets. With a significant portion of the Company's investment securities portfolio in government related low risk categories and a fair amount of the loan portfolio in one-to-four family mortgage loans with a 50% risk assessment, the risk-based capital ratio was 16.4% at June 30, 1999, and 17.6% at December 31, 1998.

The regulators require a minimum leverage capital ratio of 3%. They will expect most banks to maintain leverage ratios in the 4-5% range. The leverage ratio is calculated as equity capital less certain intangible assets divided by total assets less the same intangible assets. At June 30, 1999, and December 31, 1998, the ratios were 9.5% and 10.7% respectively.

The Company's deposit insurance premiums which are paid to the Federal De-posit Insurance Corporation are based, in part, on these capital ratios.
The FDIC considers a bank "adequately capitalized" if the capital ratios are:
Total equity 8%, Tier 1 risk-based capital 4% and a leverage ratio of 4%.
The FDIC considers a bank "well capitalized" with comparable capital ratios of 10%, 6% and 5%. The Company is considered "well capitalized", and there-fore is subject to the lowest deposit insurance premiums available.

Management is not aware of any matters subsequent to June 30, 1999 that would cause the Company's capital category to change.

Financial Condition

The total assets of the Company decreased by $12.8 million or 2.4% from December 31, 1998 to June 30, 1999. This decrease is primarily due to a decrease in the investment portfolio to repay approximately $9.2 million of borrowed funds.

The lending area has experienced growth of $16.7 million through the first six months of 1999. This growth is primarily concentrated in the Commercial and Real Estate areas with increases of $10.1 million and $9.2 million respectively. The growth in the Commercial area reverses a trend that we saw last year where the Company experienced several large loan payoffs due to increased competition from the "super-regaional" banks offering rates on these loans that were below the "prime" rate of interest. This has not been the case thus far this year, as the Company has seen an easing of competitive pressure from these institutions. The growth in the Real Estate area is due to the continued strong demand for 1-4 family residential properties, fueled by low interest rates, a strong economy and a low rate of unemployment. These increases are offset by a $1.7 million decline in the consumer Installment loan area. This decline is partially due to the increased level of consumer debt, as well as strong competition relating to consumer credit, partic-ularly with respect to dealer concessions.

On March 15, 1999, the Board of Directors of Chippewa, approved the sale of Chippewa's credit card portfolio. The sale of this portfolio was based on the fact that increased competition was making it difficult to grow the port-folio, while the costs of maintaining the portfolio continued to rise. In addition to the sale of the credit card portfolio, Chippewa arranged for the sale of its Merchant Credit Card business. The sale of these business lines occurred during the second quarter of 1999, as anticipated. At the time of the sale the balance in the credit card portfolio was approximately $465 thousand. As a result of this sale the Company realized a pre-tax gain of $37 thousand, which is included in other non-interest income. Of this gain, the credit card portfolio generated a gain of $30 thousand, while the mer-chant business generated a gain of $7 thousand.

Management expects interest rates to be somewhat stable or rising over the next twelve to twenty-four months. In fact on June 30, 1999 the Federal Reserve increased the target Federal Funds rate, the rate banks lend to each other, by 25 basis points, to 5.0%. This increase will impact rates charged on various loan types, in particluar Commercial and Residential Real estate loans. Due to this, management may at some time in the future sell mortgage loans into the secondary market. A sale is dependent on several factors, such as a favorable interest rate environment and the loan mix within the balance sheet. As of June 30, 1999, and December 31, 1998, there were no loans classified as held-for-sale, as it is managements expectations that if loans are to be sold during sub-sequent quarters during 1999, that those loans would have been originated during those periods.

Total securities available-for-sale and fed funds sold decreased by $29.5 million for the first six months of 1999. This decrease is due to the strong loan demand that has occurred during the first six months of the year, allowing the Company to convert lower yielding federal funds sold and invest-ments into higher yielding loans. In addition to re-investing these assets into higher yielding loans, the Company has repaid approximately $9.2 million of borrowed funds through June 30, 1999.

Total deposits and borrowed funds decreased by $4.8 million for the first six months of 1999, as compared to these balances at December 31, 1998. This decrease is primarily due to the Company repaying $9.2 million of borrowed funds, offset by deposit inflows of $4.4 million during the period ended
June 30, 1999. The repayment of borrowed funds that has occurred is primarily a factor of the many alternative investment vehicles that are now available to businesses and consumers in our expanding economy. To counter the repayment of borrowed funds, however the Company has began to see an inflow of deposits during the second quarter. Management feels that as long as depositors have higher yielding options available, such as the stock market, money market funds and mutual funds that banks will have continued problems attracting and retaining deposits. The Company has, as an ongoing objective the growth of core deposits to facilitate loan demand and fuel asset growth. To do this, Management analyzes rates paid on deposits within its market area on a weekly basis to ensure the rates offered on similar products are competitive. In addition to core deposits, the Company has alternative funding sources through overnight federal funds and advances from the Federal Home Loan Bank.

Results of Operations

Net income was $4,031,000 for the first six months of 1999 compared to $3,640,000 for the same period in 1998. Earnings per share for the six months ended June 30, 1999 and 1998 were $.86 and $.74 per share respec-tively. Dividends were $.30 per share in the first six months of 1999 and $.20 per share for the first six months in 1998.

For the three months ended June 30, 1999, net income was $2,001,000 or $.43 per share with dividends paid of $.15 per share. This compares with net income of $1,923,000 or $.39 per share and dividends of $.11 per share for the same quarter ended June 30, 1998. All per share numbers have been adjusted for the issuance of 981,837 shares for the merger of Chippewa Valley Bancshares.

Total interest and fee income for the first six months decreased $234 thousand, or 1.2%, compared to the same period in 1998. This decrease is partially related to approximately $160 thousand of fees generated in the second quarter of 1998 for mortgage loans sold into the secondary market to FHLMC, which was not the case for the six months ended June 30, 1999. Further, the rates earned on these assets have been driven down due to the 75 basis point reduction in the prime lending rate, that occurred during the fourth quarter of 1998. Despite increased loan volume the rate reduction has restricted the Company's ability to increase interest income on loans due to competitive pressures to keep rates down in our market area.

Total earning assets were $493.8 million and $481.7 million at June 30, 1999 and June 30, 1998. This increase in earning assets is due to the continued strong loan demand, as the loan portfolio increased $30.9 million, or 10.0% from $310.0 million at June 30, 1998 to $340.9 million at June 30, 1999.
The weighted average interest earned on these assets has decreased from 7.95% at June 30, 1998 to 7.47% at June 30, 1999.

Total interest bearing liabilities at June 30, 1999 and June 30, 1998 were $405.6 million and $389.7 million respectively. The primary reason for this increase is due to a $23.2 million increase in deposits offset by a reduction of $7.3 million in other borrowed funds. The weighted interest rate paid for these liabilities has decreased from 4.26% at June 30, 1998 to 3.83% at June 30, 1999.

The net effect of the changes in interest earning assets and interest paying liabilities, combined with the repricing that has occurred since June 30, 1998 caused an increase in net interest income of $173 thousand, or 1.6%, for the six months ended June 30, 1999.

The provision for loan losses for the first six months of 1999 was $108 thousand compared to $120 thousand for the same period in 1998. This slight decrease is due to the ratio of the allowance for loan losses to total loans being within managements expectations for the six months ended June 30, 1999. This ratio being 1.47%, is considered adequate and sufficient given the makeup of the loan portfolio, which considers past due loans and charge-off and recovery history, as well as general economic conditions.

Total other expenses decreased by $191 thousand  for the six months ended
June 30, 1999 compared with the same period in 1998. Salaries and Employee Benefits decreased by $91 thousand, or 2.4%, to $3,638,000 for the period ended June 30, 1999 compared to $3,729,000 for the same period in 1998. This decrease is primarily due to the Company's integration of subsidiary benefits. During 1999, Wayne added a 401(k) feature to its profit sharing plan, thus reducing retirement benefits, as prior to the 401(k), the profit sharing plan was non-contributory, and was funded solely by the Company. In addiiton to the changes made by Wayne, Chippewa terminated its defined benefit pension plan and adopted the Company's ESOP plan. These changes were made to align the benefit plans of each bank. In addition, savings have been realized in the area of compensation due to integrating the financial reporting and marketing functions of the Company, and through employee attritution. These reductions have been offset by an increase in insurance expense due to an increase in medical related claims as compared to this same period in 1998. Occupancy and Equipment expense increased by $38 thousand, or 4.2% over the comparable period in 1998, due to increased expense relating to maintenance of the facilities and equipment. Other non-interest expenses decreased $138 thousand, or 5.3%, for the first six months of 1999 as compared to the same period in 1998. The primary reason for this decrease is due to the cost reduction efforts made during 1998 that have been realized during the first six months of 1999.

Year 2000 Issue  (Y2K)

The Company's subsidiaries, Wayne and Chippewa are almost entirely dependent on computer systems which process transactions relating to lending and deposit functions. Wayne employs the services of a nationally recognized data processing bureau specializing in data processing for financial institutions, While Chippewa operates an in-house data processing center. In addition to its core operating activities the Company also relies on off the shelf hard-ware and software to conduct business relating to its normal operations.

The Company has inventoried all of its hardware and software relating to computer operated and computer dependent systems, and the Company has com-pleted their assessment of the steps they will need to take to address Y2K problems. The applications have been identified as either Mission Critical or Non-Mission Critical, and timeframes have been established for testing these applications. The Company has contacted the vendors that supply or service the Company's computer operated or computer dependent systems to obtain confirmation that each system is either currently Y2K compliant or is expected to be Y2K compliant. The Company has also performed testing for Y2K compliance. The testing for the Company's Fedline and Trust accounting systems is substantially complete and the results of this testing indicates these systems will process information correctly into the next millennium.
The Company's loan and deposit applications have also undergone final testing to ensure compliance. Proxy testing has indicated that these systems will also process information correctly in the Year 2000. The Company anticipates that all testing and results will be finalized in the near future. However, as new developments or concerns arise the Company will continue its testing to insure compliance with Y2K issues. With respect to those systems that cannot be confirmed as Y2K compliant the Company will continue to work with the appropriate supplier or servicer to ensure all such systems will be rendered compliant in a timely manner with minimal expense to the Company or disrup-tion to the Company's operations. A contingency plan has been approved by the Board of Directors and Senior Management, and has been updated to comply with the guidelines and timeframes established by the Federal Financial Insti-tutions Examination Council. As of June 30, 1999, the Company has began testing its contingency plan to ensure the plan is functional and complete, and based on these test results the Company may modify the plan, should the need arise, in the event of any unforseen circumstances.

In addition to the testing related to computer applications the Company has also taken actions relating to liquidity needs that may arise as a result of the Y2K issue. The Company has pledged $15.0 million of securities to the Federal Reserve as collateral against potential borrowing needs from the "discount window," should the need arise. Further, the Company has in its investment portfolio, $9.3 million of securities that are subject to call during the third and fourth quarters of 1999.

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

Repurchase of Stock

Under a Stock Repurchase program approved by the Board of Directors, and announced in February of 1999, the Company has purchased 245,533 shares of common stock during the six months ended June 30, 1999, for a total cost of $8.47 million. Under this program the Board of Directors approved the purchase of up to 5% of the Company's outstanding common stock, or approximately
250,000 shares over a two-year period.

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

There are several methods employed by the Company to monitor and control interest rate risk. One such method is using a "gap" analysis. The "gap" is defined as the repricing variance between rate sensitive assets and rate sensitive liabilities within certain periods. The repricing can occur due to changes in rates on variable rate products as well as maturities of interest-earning assets and interest-bearing liabilities. A high ratio of interest sensitive liabilities, generally referred to as a negative "gap," tends to benefit net interest income during periods of falling interest rates as the average rate paid on interest-bearing liabilities declines faster than the average rate earned on interest-earning assets. The opposite holds true during periods of rising interest rates. The Company attempts to minimize the interest rate risk through management of the "gap" in order to achieve consistent shareholder return. The Company's Asset and Liability Management Policy is to maintain a fairly neutral "gap" position of -10% to +10% in both the short- and long-term periods. At June 30, 1999, the Company had a "gap" position of -10.0% of total assets for a one year period. Another strategy used by the Company is to originate variable rate loans tied to market indices. Such loans reprice on an annual, quarterly, monthly or daily basis as the underlying market index changes. Currently, approximately 30%, of the Company's loan portfolio reprices on at least an annual basis. The Company also invests excess funds in liquid federal funds that mature and reprice on a daily basis. The Company also maintains all of its securities in the available-for-sale portfolio to take advantage of interest rate fluctuations and to maintain liquidity for loan funding and deposit withdrawals.

The Company's 1998 annual report details a table which provides information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 1998. The table is based on information and assumptions set forth in the notes. The Company believes the assumptions utilized are reasonable. For loans, securities and liabilities with contractual maturities, the table represents principal cash flows and the weighted average interest rate. For variable rate loans the contractual maturity and weighted-average interest rate was used with an explanatory footnote as to repricing periods. For liabilities without contractual maturities such as demand and savings deposit accounts, a decay rate was utilized to match their most likely withdrawal behavior. Management believes that no events have occurred since December 31, 1998 which would significantly change the ratio of rate sensitive assets to rate sensitive liabilities for the given time horizons.

To assist with Asset and Liability Management the Company has purchased and is using a modeling program to help identify areas of interest rate risk. This program will allow the Company to perform forecasting, "rate shocks" and budgeting as well as prepare "gap" and other useful management reports.

        WAYNE BANCORP, INC.
        PART II - OTHER INFORMATION
_____________________________________________________________

        ITEM 1 - Legal Proceedings:

                 NONE

        ITEM 2 - Changes in securities:

                 NONE

        ITEM 3 - Defaults upon senior securities:

                 NONE

        ITEM 4 - Submission of matters to a vote of securities holders:

        (a)      None

        (d)      None

        ITEM 5 - Other information:

Data Processing Subsidiairy

In June of 1999, the Company submitted an application with the Federal Reserve Bank of Cleveland, Ohio to form a data processing subsidiary under the name of MidOhio Data, Incorporated (MID). The proposed subsidiary will allow for cost reductions in the data processing area as well as improve both internal and external customer service. The physical location of MID is in Smith-ville, Ohio which is conveniently located between both Wayne and Chippewa.

Branch Applications

On June 3, 1999, Wayne submitted an application with the Office of the Comp-troller of the Currency (OCC) to establish a full service banking center in Millersburg, Ohio. The proposed facility will be the Company's second branch in Holmes County, and will allow Wayne to extend its services into a growing market area. On June 10, 1999, Chippewa submitted applications with the Ohio Division of Banks and the Federal Reserve Bank of Cleveland to relocate the Clinton, Ohio banking center to Canal Fulton, Ohio. The Canal Fulton loca-tion allows for convenient customer access as well as an opportunity for Chippewa to move into a growing market area. These applications signal the Company's committment to expand its customer base and offer high quality banking services to new markets. Both of these branches are expected to be operational by the third or fourth quarter of this year.

Addendum to Change of Control Agreements and Stock Option Agreements

On May 20, 1999, the Company made amendments to the Change of Control and Stock Option agreeements for certain officers of the Company. The following addendums modify these agreements as originally written. The Change of Control agreements were originally adopted on October 7, 1998, and were previously reported in the Company's 10-Q filing dated September 30, 1998. The Stock Option agreements were originally adopted on January 6, 1999, and were pre-viously reported in the Company's 1998 "Notice of Annual Stockholder's
Meeting," and approved by the Company's shareholders on April 22, 1999. To view the original plans please see the source documents referenced above. The addendums are as follows:

ADDENDUM TO CHANGE OF CONTROL
AND STOCK OPTION AGREEMENT

This Addendum to Change of Control Agreement and Stock Option Agreement is entered into as of this 20th day of May, 1999 by and between Wayne Bancorp, Inc. ("the Company") and David L. Christopher (the "Employee").

RECITALS

The Company is a bank holding company as defined in the Bank Holding Company Act of 1956 and owns 100% of the stock of The Wayne County National Bank and The Chippewa Valley Bank (collectively the "Subsidiaries").

Employee is an employee of the Company and/or the Subsidiaries.

Employee and the Company are parties to a certain change of control agreement dated October 7, 1998 (the "Change of Control Agreement") that grants certain rights to the Employee in the event of a "change of control" as defined in the Change of Control Agreement.

Employee and the Company also are parties to a certain stock option agreement dated as of January 6, 1999 (the "Stock Option Agreement") pursuant to which Employee was granted the option to purchase shares pursuant to the terms and conditions of the Wayne Bancorp Stock Option Plan (the "Plan") which Plan was adopted as of January 6, 1999 and was approved by the Companys shareholders at the annual meeting of the Company on April 22, 1999.

The Company and Employee desire to amend both the Change of Control Agreement and the Stock Option Agreement as set forth herein so as to give to Employee the full benefits intended under the Change of Control Agreement prior to the adoption of the Plan and the execution of the Stock Option Agreement and to accelerate vesting of the options granted under the Stock Option Agreement in the event of a "change of control" as defined in the Change of Control Agreement.

AGREEMENT

Now, therefore, the undersigned, in consideration of the mutual promises set forth herein and other good and valuable consideration, the receipt of which is hereby acknowledged, hereby agree as follows:

1.  Amendment of Vesting under Stock Option Agreement.

The vesting period for the options granted to Employee set forth on Exhibit B of the Stock Option Agreement shall be deemed amended by including the following language as a new sentence at the end of Section 2(a)(i) of the Stock Option
Agreement:

"Notwithstanding the vesting schedule set forth on Exhibit B attached hereto, all of the options to purchase Shares granted pursuant to this Agreement shall become immediately vested and exercisable by the Optionee upon a "change of control" as defined in a certain Change of Control Agreement dated as of October 7, 1998, between the Optionee and the Company."

2.  Gross up in Payments under the Change of Control Agreement.

Section 4.D. of the Change of Control Agreement shall be amended by deleting all of Section 4.D. after the first sentence. In addition, a new Section 4.E.
shall be added to the Change of Control Agreement as follows:

"E. In the event that the Executive becomes entitled to the benefits or pay-ments set forth under this Section 4 or other benefits whether by reason of the accelerated vesting of stock options under a certain stock option agree-ment entered into between the Executive and the Company dated January 6, 1999 (the "Stock Option Agreement"), or otherwise (together, the "Total Benefits"), and in the event that any of the Total Benefits will be subject to the Excise Tax as set forth in Section 280G of the Code (herein the "Excise Tax"), the Company shall pay to the Executive an additional amount (the "Gross-Up Payment(s)") on a monthly basis in addition to the amounts set forth in Section 4.D. hereof, such that the net amount retained by the Executive, after deduction of any Excise Tax on the Total Benefits and any federal, state and local income tax, Excise Taxes and FICA and Medicare with-holding taxes upon the payment provided for by this Section 4, shall be equal to the Total Benefits.

For purposes of determining whether any of the Total Benefits will be subject to the Excise Tax and the amount of such Excise Tax, (i) any other payments or benefits received or to be received by the Executive in connection with a Change in Control or the Executives termination of employment (whether pur-suant to the terms of this Agreement or any other agreement, the Stock Option Agreement or other plan or arrangement with the Company, any Person whose actions result in a Change in Control or any Person affiliated with the Company or such Person) shall be treated as "parachute payments" within the meaning of Section 280G(b)(2) of the code, and all "excess parachute payments" within the meaning of Section 280G(b)(1) shall be treated as sub-ject to the Excise Tax, unless in the opinion of tax counsel ("Tax Counsel") selected by the Companys independent auditors and acceptable to the Executive, such other payments or benefits (in whole or in part) do not constitute parachute payments, or such excess parachute payments (in whole or in part) represent reasonable compensation for services actually rendered within the meaning of Section 280G(b)(4) of the Code in excess(as defined in Section 280G(b)(3) of the Code), or are otherwise not subject to the Excise
Tax, (ii) the amount of the Total Benefits which shall be treated as subject to the Excise Tax shall be equal to the lesser of (A) the total amount of the Total Benefits reduced by the amount of such Total Benefits that in the opinion of Tax Counsel are not parachute payments, or (B) the amount of excess parachute payments within the meaning of Section 280G(b)(1) (after applying clause (i), above), and (iii) the value of any noncash benefits or any deferred payment or benefit shall be determined by the Companys indepen-dent auditors in accordance with the principles of sections 280G(d)(3) and
(4) of the Code. For purposes of determining the amount of the Gross-Up Payments, the Executive shall be deemed to pay federal income taxes at the highest marginal rate of federal income taxation in the calendar years in which the Gross-Up Payments are to be made and state and local income taxes at the highest marginal rate of taxation in the state and locality of the Executive's residence on the date of termination of employment, net of the reduction in federal income taxes which could be obtained from deduction of such state and local taxes (calculated by assuming that any reduction under Section 68 of the Code in the amount of itemized deductions allowable to the Executive applies first to reduce the amount of such state and local income taxes that would otherwise be deductible by the Executive).

In the event that the Excise Tax is subsequently determined to be less than the amount taken in account hereunder at the time of termination of the Executives employment, the Executive shall repay to the Company, at the time that the amount of such reduction in Excise Tax is finally determined, the portion of the Gross-Up Payments attributable to such reduction (plus that portion of the Gross-Up Payments attributable to the Excise Tax, federal, state and local income taxes and FICA and Medicare withholding taxes imposed on the Gross-Up Payments being repaid by the Executive to the extent that such repayment results in a reduction in Excise Tax, FICA and Medicare withholding taxes and/or a federal, state or local income tax deduction) plus interest on the amount of such repayment the rate provided in Section 1274(b)(2)(B) of the Code. In the event hereunder at the time of the termination of the Executives employment (including by reason of any payment the existence or amount of which cannot be determined at the time of the Gross-Up
Payments), the Company shall make an additional Gross-Up Payment to the Executive in respect of such excess (plus any interest, penalties or additions payable by the Executive with respect to such excess) at the time that the amount of such excess if finally determined."

3.  Otherwise Unmodified.

Except as specifically set forth herein, the provisions of the Stock Option Agreement and the Change of Control Agreement shall remain unmodified and in full force and effect.


IN WITNESS WHEREOF, the undersigned have set their hands as of the day first written above.

ATTEST (as to Both Signatures):            WAYNE BANCORP, INC.



____________________________         By: _________________________________
                                     Name: _______________________________
                                     Title:_______________________________



____________________________         By: _________________________________
                                     Name: _______________________________
                                     Title: ______________________________

WITNESS:


____________________________         ___________________________________
                                     ("Employee")


ADDENDUM TO CHANGE OF CONTROL
AND STOCK OPTION AGREEMENT

This Addendum to Change of Control Agreement and Stock Option Agreement is entered into as of this 20th day of May, 1999 by and between Wayne Bancorp, Inc. ("the Company") and David P. Boyle (the "Employee").

RECITALS

The Company is a bank holding company as defined in the Bank Holding Company Act of 1956 and owns 100% of the stock of The Wayne County National Bank and The Chippewa Valley Bank (collectively the "Subsidiaries").

Employee is an employee of the Company and/or the Subsidiaries.

Employee and the Company are parties to a certain change of control agreement dated October 7, 1998 (the "Change of Control Agreement") that grants certain rights to the Employee in the event of a "change of control" as defined in the Change of Control Agreement.

Employee and the Company also are parties to a certain stock option agreement dated as of January 6, 1999 (the "Stock Option Agreement") pursuant to which Employee was granted the option to purchase shares pursuant to the terms and conditions of the Wayne Bancorp Stock Option Plan (the "Plan") which Plan was adopted as of January 6, 1999 and was approved by the Companys shareholders at the annual meeting of the Company on April 22, 1999.

The Company and Employee desire to amend both the Change of Control Agreement and the Stock Option Agreement as set forth herein so as to give to Employee the full benefits intended under the Change of Control Agreement prior to the adoption of the Plan and the execution of the Stock Option Agreement and to accelerate vesting of the options granted under the Stock Option Agreement in the event of a "change of control" as defined in the Change of Control Agreement.

AGREEMENT

Now, therefore, the undersigned, in consideration of the mutual promises set forth herein and other good and valuable consideration, the receipt of which is hereby acknowledged, hereby agree as follows:

1.  Amendment of Vesting under Stock Option Agreement.

The vesting period for the options granted to Employee set forth on Exhibit B of the Stock Option Agreement shall be deemed amended by including the following language as a new sentence at the end of Section 2(a)(i) of the Stock Option
Agreement:

"Notwithstanding the vesting schedule set forth on Exhibit B attached hereto, all of the options to purchase Shares granted pursuant to this Agreement shall become immediately vested and exercisable by the Optionee upon a "change of control" as defined in a certain Change of Control Agreement dated as of October 7, 1998, between the Optionee and the Company."

2.  Gross up in Payments under the Change of Control Agreement.

Section 4.D. of the Change of Control Agreement shall be amended by deleting all of Section 4.D. after the first sentence. In addition, a new Section 4.E.
shall be added to the Change of Control Agreement as follows:

"E. In the event that the Executive becomes entitled to the benefits or payments set forth under this Section 4 or other benefits whether by reason of the accelerated vesting of stock options under a certain stock option agreement entered into between the Executive and the Company dated January 6, 1999 (the "Stock Option Agreement"), or otherwise (together, the "Total Benefits"), and in the event that any of the Total Benefits will be subject to the Excise Tax as set forth in Section 280G of the Code (herein the "Excise Tax"), the Company shall pay to the Executive an additional amount (the "Gross-Up Payment(s)") on a monthly basis in addition to the amounts set forth in Section 4.D. hereof, such that the net amount retained by the Executive, after deduction of any Excise Tax on the Total Benefits and any federal, state and local income tax, Excise Taxes and FICA and Medicare with-holding taxes upon the payment provided for by this Section 4, shall be equal to the Total Benefits.

For purposes of determining whether any of the Total Benefits will be subject to the Excise Tax and the amount of such Excise Tax, (i) any other payments or benefits received or to be received by the Executive in connection with a Change in Control or the Executives termination of employment (whether pur-suant to the terms of this Agreement or any other agreement, the Stock Option Agreement or other plan or arrangement with the Company, any Person whose actions result in a Change in Control or any Person affiliated with the Company or such Person) shall be treated as "parachute payments" within the meaning of Section 280G(b)(2) of the code, and all "excess parachute payments" within the meaning of Section 280G(b)(1) shall be treated as sub-ject to the Excise Tax, unless in the opinion of tax counsel ("Tax Counsel") selected by the Companys independent auditors and acceptable to the Executive, such other payments or benefits (in whole or in part) do not constitute parachute payments, or such excess parachute payments (in whole or in part) represent reasonable compensation for services actually rendered within the meaning of Section 280G(b)(4) of the Code in excess(as defined in Section 280G(b)(3) of the Code), or are otherwise not subject to the Excise
Tax, (ii) the amount of the Total Benefits which shall be treated as subject to the Excise Tax shall be equal to the lesser of (A) the total amount of the Total Benefits reduced by the amount of such Total Benefits that in the opinion of Tax Counsel are not parachute payments, or (B) the amount of excess parachute payments within the meaning of Section 280G(b)(1) (after applying clause (i), above), and (iii) the value of any noncash benefits or any deferred payment or benefit shall be determined by the Companys independent auditors in accordance with the principles of sections 280G(d)(3) and (4) of the Code. For purposes of determining the amount of the Gross-Up Payments, the Executive shall be deemed to pay federal income taxes at the highest marginal rate of federal income taxation in the calendar years in which the Gross-Up Payments are to be made and state and local income taxes at the highest marginal rate of taxation in the state and locality of the Executive's residence on the date of term-ination of employment, net of the reduction in federal income taxes which could be obtained from deduction of such state and local taxes (calculated by assuming that any reduction under Section 68 of the Code in the amount of itemized deductions allowable to the Executive applies first to reduce the amount of such state and local income taxes that would otherwise be deductible by the Executive).

In the event that the Excise Tax is subsequently determined to be less than the amount taken in account hereunder at the time of termination of the Executives employment, the Executive shall repay to the Company, at the time that the amount of such reduction in Excise Tax is finally determined, the portion of the Gross-Up Payments attributable to such reduction (plus that portion of the Gross-Up Payments attributable to the Excise Tax, federal, state and local income taxes and FICA and Medicare withholding taxes imposed on the Gross-Up Payments being repaid by the Executive to the extent that such repayment results in a reduction in Excise Tax, FICA and Medicare withholding taxes and/or a federal, state or local income tax deduction) plus interest on the amount of such repayment the rate provided in Section 1274(b)(2)(B) of the Code. In the event hereunder at the time of the termination of the Executives employment (including by reason of any payment the existence or amount of which cannot be determined at the time of the Gross-Up Payments), the Company shall make an additional Gross-Up Payment to the Executive in respect of such excess (plus any interest, penalties or additions payable by the Executive with respect to such excess) at the time that the amount of such excess if finally determined."

3.  Otherwise Unmodified.

Except as specifically set forth herein, the provisions of the Stock Option Agreement and the Change of Control Agreement shall remain unmodified and in full force and effect.

IN WITNESS WHEREOF, the undersigned have set their hands as of the day first written above.

ATTEST (as to Both Signatures):          WAYNE BANCORP, INC.



__________________________         By:  ______________________________
                                   Name: _____________________________
                                   Title: ____________________________


__________________________         By: _______________________________
                                   Name: _____________________________
                                   Title: ____________________________

WITNESS:

__________________________         ___________________________________
                                   ("Employee")


ADDENDUM TO CHANGE OF CONTROL
AND STOCK OPTION AGREEMENT

This Addendum to Change of Control Agreement and Stock Option Agreement is entered into as of this 20th day of May, 1999 by and between Wayne Bancorp, Inc. ("the Company") and F. Bill Damron (the "Employee").

RECITALS

The Company is a bank holding company as defined in the Bank Holding Company Act of 1956 and owns 100% of the stock of The Wayne County National Bank and The Chippewa Valley Bank (collectively the "Subsidiaries").

Employee is an employee of the Company and/or the Subsidiaries.

Employee and the Company are parties to a certain change of control agreement dated October 7, 1998 (the "Change of Control Agreement") that grants certain rights to the Employee in the event of a "change of control" as defined in the Change of Control Agreement.

Employee and the Company also are parties to a certain stock option agreement dated as of January 6, 1999 (the "Stock Option Agreement") pursuant to which Employee was granted the option to purchase shares pursuant to the terms and conditions of the Wayne Bancorp Stock Option Plan (the "Plan") which Plan was adopted as of January 6, 1999 and was approved by the Companys shareholders at the annual meeting of the Company on April 22, 1999.

The Company and Employee desire to amend both the Change of Control Agreement and the Stock Option Agreement as set forth herein so as to give to Employee the full benefits intended under the Change of Control Agreement prior to the adoption of the Plan and the execution of the Stock Option Agreement and to accelerate vesting of the options granted under the Stock Option Agreement in the event of a "change of control" as defined in the Change of Control Agreement.

AGREEMENT

Now, therefore, the undersigned, in consideration of the mutual promises set forth herein and other good and valuable consideration, the receipt of which is hereby acknowledged, hereby agree as follows:

1.  Amendment of Vesting under Stock Option Agreement.

The vesting period for the options granted to Employee set forth on Exhibit B of the Stock Option Agreement shall be deemed amended by including the following language as a new sentence at the end of Section 2(a)(i) of the Stock Option
Agreement:

"Notwithstanding the vesting schedule set forth on Exhibit B attached hereto, all of the options to purchase Shares granted pursuant to this Agreement shall become immediately vested and exercisable by the Optionee upon a "change of control" as defined in a certain Change of Control Agreement dated as of October 7, 1998, between the Optionee and the Company."

2.  Gross up in Payments under the Change of Control Agreement.

Section 4.D. of the Change of Control Agreement shall be amended by deleting all of Section 4.D. after the first sentence. In addition, a new Section 4.E. shall be added to the Change of Control Agreement as follows:

"E. In the event that the Executive becomes entitled to the benefits or payments set forth under this Section 4 or other benefits whether by reason of the accelerated vesting of stock options under a certain stock option agreement entered into between the Executive and the Company dated January 6, 1999 (the "Stock Option Agreement"), or otherwise (together, the "Total Benefits"), and in the event that any of the Total Benefits will be subject to the Excise Tax as set forth in Section 280G of the Code (herein the "Excise Tax"), the Company shall pay to the Executive an additional amount (the "Gross-Up Payment(s)") on a monthly basis in addition to the amounts set forth in Section 4.D. hereof, such that the net amount retained by the Executive, after deduction of any Excise Tax on the Total Benefits and any federal, state and local income tax, Excise Taxes and FICA and Medicare with-holding taxes upon the payment provided for by this Section 4, shall be equal to the Total Benefits.

For purposes of determining whether any of the Total Benefits will be subject to the Excise Tax and the amount of such Excise Tax, (i) any other payments or benefits received or to be received by the Executive in connection with a Change in Control or the Executives termination of employment (whether pursuant to the terms of this Agreement or any other agreement, the Stock
Option Agreement or other plan or arrangement with the Company, any Person whose actions result in a Change in Control or any Person affiliated with the Company or such Person) shall be treated as "parachute payments" within the meaning of Section 280G(b)(2) of the code, and all "excess parachute payments" within the meaning of Section 280G(b)(1) shall be treated as subject to the Excise Tax, unless in the opinion of tax counsel ("Tax
Counsel") selected by the Companys independent auditors and acceptable to the Executive, such other payments or benefits (in whole or in part) do not constitute parachute payments, or such excess parachute payments (in whole or in part) represent reasonable compensation for services actually rendered within the meaning of Section 280G(b)(4) of the Code in excess(as defined in Section 280G(b)(3) of the Code), or are otherwise not subject to the Excise Tax, (ii) the amount of the Total Benefits which shall be treated as subject to the Excise Tax shall be equal to the lesser of (A) the total amount of the Total Benefits reduced by the amount of such Total Benefits that in the opinion of Tax Counsel are not parachute payments, or (B) the amount of excess parachute payments within the meaning of Section 280G(b)(1) (after applying clause (i), above), and (iii) the value of any noncash benefits or any deferred payment or benefit shall be determined by the Companys independent auditors in accordance with the principles of sections 280G(d)(3) and (4) of the Code. For purposes of determining the amount of the Gross-Up Payments, the Executive shall be deemed to pay federal income taxes at the highest marginal rate of federal income taxation in the calendar years in which the Gross-Up Payments are to be made and state and local income taxes at the highest marginal rate of taxation in the state and locality of the Executive's residence on the date of termination of employ-ment, net of the reduction in federal income taxes which could be obtained from deduction of such state and local taxes (calculated by assuming that any reduction under Section 68 of the Code in the amount of itemized deductions allowable to the Executive applies first to reduce the amount of such state and local income taxes that would otherwise be deductible by the Executive).

In the event that the Excise Tax is subsequently determined to be less than the amount taken in account hereunder at the time of termination of the Executives employment, the Executive shall repay to the Company, at the time that the amount of such reduction in Excise Tax is finally determined, the portion of the Gross-Up Payments attributable to such reduction (plus that portion of the Gross-Up Payments attributable to the Excise Tax, federal, state and local income taxes and FICA and Medicare withholding taxes imposed on the Gross-Up Payments being repaid by the Executive to the extent that such repayment results in a reduction in Excise Tax, FICA and Medicare withholding taxes and/or a federal, state or local income tax deduction) plus interest on the amount of such repayment the rate provided in Section 1274(b)(2)(B) of the Code. In the event hereunder at the time of the termination of the Executives employment (including by reason of any payment the existence or amount of which cannot be determined at the time of the Gross-Up Payments), the Company shall make an additional Gross-Up Payment to the Executive in respect of such excess (plus any interest, penalties or additions payable by the Executive with respect to such excess) at the time that the amount of such excess if finally determined."

3.  Otherwise Unmodified.

Except as specifically set forth herein, the provisions of the Stock Option Agreement and the Change of Control Agreement shall remain unmodified and in full force and effect.


IN WITNESS WHEREOF, the undersigned have set their hands as of the day first written above.

ATTEST (as to Both Signatures):        WAYNE BANCORP, INC.



_____________________________         By: _______________________________
                                      Name: _____________________________
                                      Title: ____________________________


_____________________________         By: _______________________________
                                      Name: _____________________________
                                      Title: ____________________________

WITNESS:


_____________________________         ___________________________________
                                      ("Employee")


        ITEM 6 - Exhibits and reports on Form 8-K:

                 NONE


______________________SIGNATURES______________________________

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                       ___Wayne_Bancorp,_Inc.__
                                             (Registrant)



Date ____August  _11,_1999____       ____________________________

                                        David L. Christopher,
                                        Chairman & CEO

Date ____August  _11,_1999____       ____________________________

                                        David P. Boyle, CPA
                                        Treasurer