Form 10-Q
period 1999-09-30
WAYNE BANCORP INC /OH/
filed 1999-11-12
CIK 788134

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC  20549

                                      FORM 10-Q

   (Mark One)

    __X___          QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    ______          TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    Commission file number        014612

                    For the Quarter Ended September 30, 1999


                    WAYNE BANCORP, INC
                   (Exact name of registrant as specified in its charter)

                    OHIO                             34-1516142
                   (State or other jurisdiction of  (IRS Employer
                    incorporation or organization)   Identification Number)

                    112 West Liberty Street
                    P.O. Box 757
                    Wooster, Ohio                    44691
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

Yes__X__       No_____


Number of shares of Common Stock, Stated Value $1.00 per Share, shares outstanding at October 31, 1999, the latest practicable date: 4,598,950


                                INDEX

                           WAYNE BANCORP, INC.
                               FORM 10-Q

                   For the Quarter Ended September 30, 1999

PART I.    FINANCIAL INFORMATION                                   PAGE NO.

Item I.   Financial Statements  (Unaudited)

                   Consolidated Balance Sheets..................     1

                   Consolidated Statements of Income
                            and Comprehensive Income............     2

                   Consolidated Statements of Cash Flows........     3

                   Notes to Consolidated Financial Statements...     4 - 7

Item II.   Management's discussion and analysis of financial
                  condition and results of operations...........     7 - 13

Item III.  Quantitative and Qualitative Disclosures about
                   Market Risk..................................     13 - 14

PART II.   OTHER INFORMATION....................................     14

SIGNATURES......................................................     15



PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS


(Unaudited)                                         September 30,  December 31,
(In thousands of dollars)                                1999        1998
                                                    ------------------------
ASSETS
Cash and Due From Banks.............................    $20,313     $20,470
Federal Funds Sold..................................     11,190       7,340
                                                    ------------------------
                   Total Cash and Cash Equivalents..     31,503      27,810

Securities Available-for-Sale  .....................    144,410     175,007

Loans   ............................................    349,674     324,199
                   Allowance for Loan Losses........     (5,207)     (4,916)
                                                    ------------------------
                   Net Loans........................    344,467     319,283

Premises and Equipment..............................      9,207       8,591
Accrued interest receivable and other assets........      8,609       7,986
                                                    ------------------------
TOTAL ASSETS........................................   $538,196    $538,677
                                                    ========================
LIABILITIES
Deposits
     Interest Bearing...............................   $383,776    $369,328
     Non-Interest Bearing...........................     64,355      65,815
                                                    ------------------------
                   Total Deposits...................    448,131     435,143

Securities Sold Under Agreements to Repurchase......     24,305      36,989
Other borrowings....................................      9,066       2,558
ESOP Loan...........................................        400         600
Other Liabilities...................................      3,721       4,320
                                                    ------------------------
                   Total Liabilities................    485,623     479,610

SHAREHOLDERS' EQUITY
Common Stock, Stated Value $1.......................      4,917       4,917
  Shares Authorized    12,000,000 in 1999 and 1998
  Shares issued         4,917,218 in 1999 and 1998
  Shares outstanding    4,598,950 in 1999 and
                        4,866,483 in 1998
Paid In Capital.....................................     13,271      13,310
Retained Earnings...................................     45,867      41,989
Unearned ESOP shares................................       (250)       (400)
Treasury Stock......................................    (10,985)     (2,308)
Accumulated other comprehensive income..............       (247)      1,559
                                                    ------------------------
                   Total Shareholders' Equity.......     52,573      59,067
                                                    ------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........   $538,196    $538,677
                                                    ========================

See Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)                           Three Months Ended     Nine Months Ended
(In thousands of dollars,               September 30,          September 30,
 except per share data)                1999       1998       1999       1998
                                    -------------------------------------------
INTEREST INCOME:

Interest and Fees on Loans..........  $7,308    $6,964     $21,239    $21,295
Interest and Dividends on Securities:
     Taxable........................   1,705     1,911       5,501      5,394
     Nontaxable.....................     405       358       1,246      1,107
Other Interest Income...............      46       143         157        493
                                    --------------------------------------------
     Total Interest Income..........   9,464     9,376      28,143     28,289

INTEREST EXPENSE:

Interest on Deposits................   3,641     3,701      10,680     11,072
Interest on Repurchase Agreements...     249       406         882      1,188
Interest on Other Borrowed Funds....     132        24         223         59
Interest on ESOP Loan...............       9        23          27         23
                                    --------------------------------------------
     Total Interest Expense.........   4,031     4,154      11,812     12,342

NET INTEREST INCOME.................   5,433     5,222      16,331     15,947
Provision for Loan Losses...........      27        60         135        180
                                    --------------------------------------------
NET INTEREST INCOME AFTER PROVISION
             FOR LOAN LOSSES........   5,406     5,162      16,196     15,767

OTHER INCOME:

Service Charges on Deposits..........    450       446       1,298      1,285
Income from Fiduciary Activities.....    345       300       1,035        900
Other Non-Interest Income............    184       142         570        457
Gain on Security Sales...............      2         8          51          8
                                    --------------------------------------------
      Total Other Income.............    981       896       2,954      2,650

OTHER EXPENSES:

Salaries and Employee Benefits......   2,003     1,825       5,641      5,554
Occupancy and Equipment.............     447       467       1,383      1,365
Other Non-Interest Expenses.........   1,212     1,331       3,685      3,942
                                    -------------------------------------------
      Total Other Expenses..........   3,662     3,623      10,709     10,861

INCOME BEFORE INCOME TAX EXPENSE....   2,725     2,435       8,441      7,556

INCOME TAX EXPENSE..................     779       625       2,464      2,106
                                    --------------------------------------------
NET INCOME..........................   1,946     1,810       5,977      5,450
                                    ============================================
Other Comprehensive Income,
 net of tax
   Unrealized gains (losses) on
    available-for-sale securities
    arising during the period.......   (146)    1,197      (1,772)     1,418
   Reclassification adjustment for
    amounts realized on securities
    sales included in net income....     (1)       (5)        (34)        (5)
                                     -------------------------------------------
COMPREHENSIVE INCOME................  $1,799    $3,002      $4,171     $6,863
                                    ============================================
NET INCOME PER SHARE - BASIC           $0.42     $0.37       $1.28      $1.11
NET INCOME PER SHARE - DILUTED         $0.42     $0.37       $1.28      $1.11
DIVIDENDS PER SHARE                    $0.15     $0.13       $0.45      $0.33

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Nine Months Ended
(Unaudited)                                           September 30,
(In thousands of dollars)                           1999        1998
----------------------------------------------------------------------------
OPERATING ACTIVITIES

Net Income....................................    $5,977      $5,450
Adjustments to reconcile net income to net cash
   provided by operating activities:
       Provision for loan losses..............       135         180
       Depreciation and amortization..........       987         995
       Amortization of security premiums and
         discounts............................      (293)       (151)
       Decrease (Increase) in interest
         receivable...........................      (169)       (331)
       Decrease in interest payable...........        41         209
       Other, (net)...........................      (483)     (1,424)
                                                 ------------------------
Net cash provided by operating activities....      6,195       4,928

INVESTING ACTIVITIES

Purchase of securities available-for-sale....    (22,284)    (50,634)
Proceeds from matured securities
 available-for-sale..........................     40,683      36,548
Proceeds from sale of securities
 available-for-sale..........................      9,754       2,307
Net (increase) in loans and leases...........    (25,319)     (4,151)
Proceeds from the sale of loans..............                 11,915
Purchase of premises and equipment...........     (1,366)       (634)
                                               ------------------------
Net cash provided (used) by investing
 activities..................................      1,468      (4,649)

FINANCING ACTIVITIES

Net increase (decrease) in deposits..........     12,988      (2,251)
Net (decrease) in repurchase agreements and
  other short term borrowings................     (6,176)     (1,911)
Cash dividends...............................     (2,105)     (1,607)
(Increase) in treasury stock.................     (8,677)     (1,606)
                                               ------------------------
Net cash (used) by financing activities......     (3,970)     (7,375)

Increase (decrease) in cash and cash
  equivalents................................      3,693      (7,096)
Cash and cash equivalents at beginning of
  period.....................................     27,810      31,091
                                               ------------------------
Cash and cash equivalents at end of period...    $31,503     $23,995
                                               ========================

Cash basis payments for federal income taxes..    $2,325      $2,625
Cash basis payments for interest expense......   $11,853     $12,551


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

The consolidated financial statements include the accounts of Wayne Bancorp, Inc. (the Company), and its wholly-owned subsidiaries Wayne County National Bank (Wayne), the Chippewa Valley Bank (Chippewa), and MidOhio Data Incor-porated (Mid). The financial statements of Wayne include the accounts of its wholly-owned subsidiary, Wayne National Corporation. All significant inter-company transactions have been eliminated.

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

Under a new accounting standard adopted on January 1, 1998, Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," comprehensive income is reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other compre-hensive income includes the change in unrealized gains and losses on securities available-for-sale, as adjusted for realized gains or losses on securities, available-for-sale, when applicable, net of tax.

On April 22, 1999, the shareholders of the Company voted to approve the "1999 Incentive Stock Option Plan." Under this plan, the Board of Directors granted options to purchase 34,200 common shares at an exercise price of $34.50 to certain officers of the Company and its subsidiaries. The options awarded become exercisable based on the vesting schedule. The vesting period is for three years beginning December 15, 1999, however, in the event of a change of control, the options vest and become fully exercisable immediately by the officer. This option period expires ten years from the date of the grant.

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

Realized gains or losses are determined based on the amortized cost of the specific security sold. During the nine months ended September 30, 1999 proceeds from the sale of securities available for sale were $9.8 million, with gross realized gains of $54 thousand and gross realized losses of $3 thousand included in earnings. During the nine months ended September 30, 1998, proceeds from the sale of securities available for sale was $2.3 million, with gross realized gains of $8 thousand included in earnings.

Summary of Amortized Cost and Fair Values of Securities Available-for-sale:

                                           September 30, 1999
                                            Gross       Gross
                              Amortized   Unrealized  Unrealized     Fair
(In thousands of dollars)        Cost       Gains       Losses       Value
                            ------------------------------------------------
U.S. Treasury...............    $25,268       $81       ($108)      $25,241
Federal Agency Obligations..     38,037        30        (269)       37,798
Federal Agency Pools........     14,415        40         (77)       14,378
Obligations of states and
  political subdivisions....     36,797       293        (261)       36,829
Corporate Obligations.......     27,574        20        (162)       27,432
Other securities............      2,694        91         (53)        2,732
                             ------------------------------------------------
                               $144,785      $555       ($930)     $144,410
                              ================================================

                                             December 31, 1998
                                            Gross        Gross
                              Amortized   Unrealized   Unrealized     Fair
                                 Cost        Gains       Losses       Value
                            ------------------------------------------------
U.S. Treasury...............    $24,132      $362                   $24,494
Federal Agency Obligations..     49,597       546          (5)       50,138
Federal Agency Pools........     21,104       251          (3)       21,352
Obligations of states and
  political subdivisions....     36,321       878         (13)       37,186
Corporate Obligations.......     38,884       213         (23)       39,074
Other securities............      2,607       185         (29)        2,763
                            ------------------------------------------------
                               $172,645    $2,435        ($73)     $175,007
                            ================================================

3.   Loans:

Loans are comprised of the following:

                                         September 30, December 31,
                                             1999         1998
                                        --------------------------
Commercial and Agricultural.............   $143,370    $129,504
Real Estate loans.......................    144,569     131,820
Installment loans.......................     47,637      48,141
Lease Financing.........................      2,451       2,835
Home Equity loans.......................     11,555      11,252
Credit Card.............................          0         543
Other loans.............................         92         104
                                        --------------------------
                   Total................   $349,674    $324,199
                                        ==========================


4.  Employee Stock Ownership Plan:

The Company offers an Employee Stock Ownership Plan (ESOP) for the benefit of substantially all of its employees. The ESOP has received a favorable deter-mination letter from the Internal Revenue Service on the qualified status of the ESOP under applicable provisions of the Internal Revenue Code.

In April, 1998, the ESOP borrowed funds from an unrelated financial institution to acquire common shares of the Company. The loan is secured by the shares purchased with the proceeds, and will be repaid by the ESOP with funds from Wayne's discretionary contributions to the ESOP and earnings on the ESOP assets. All dividends received on unallocated shares by the ESOP are used to pay debt service. The loan is also guaranteed by Wayne. The shares pur-chased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. As payments are made and shares are released from the suspense account, such shares will be validly issued, fully paid and nonassessable. At September 30, 1999, and December 31, 1998, the balance on this loan was $400,000 and $600,000 respectively.

The Company accounts for its ESOP in accordance with Statement of Position (SOP) 93-6. Accordingly, shares which have not yet been committed to be released are reported as unearned ESOP shares in the consolidated balance sheets. As shares are committed to be released for allocation, the Company reports compen-sation expense equal to the current market price of the shares, and shares become outstanding for earnings-per-share computations. Dividends on allo-cated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $34 thousand and $112 thousand for the three and nine months ended September 30, 1999, while compensation expense was $112 thousand for the three and nine months ended September 30, 1998. The ESOP shares as of of September 30, 1999 and December 31, 1998 were as follows:


                              September 30,  December 31,
                                  1999          1998
                            ----------------------------
   Allocated Shares.........   136,373        136,373
   Shares committed to be
    released for
    allocation..............      7,956         4,546
   Unreleased shares........      5,681         9,091
                            ---------------------------
      Total ESOP shares.....    150,010       150,010
                            ===========================

   Fair value of
    unreleased shares......    $169,351      $320,458
                            ============================

5.   Per Share Data:

Basic per share data is calculated based on 4,629,248 average common shares for the three months ended September 30, 1999, and 4,657,942 average common shares for the nine months ended September 30, 1999. The corresponding num-bers for the same periods in 1998 were 4,888,255 and 4,895,392. The average common shares outstanding for diluted per share data is the same as that for basic per share data as the stock options were not dilutive as of September 30, 1999. All per share data has been adjusted to reflect stock splits and dividends where applicable.

ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION  AND RESULTS OF OPERATIONS:

Forward-Looking Statements

When used in this document, the words or phrases "will likely result,"
"are expected to," " will continue," "is anticipated," " estimated," "projected" or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1955.
Such statements are subject to certain risks and uncertainties, including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors listed above could affect the Company's financial performance and could cause the Company's actual results to differ materially from any statements expressed with respect to future periods.

The Company does not undertake, and specifically disclaims any obligation, to publicly revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Liquidity

The main objectives of asset/liability management are to provide adequate liquidity and to minimize interest rate risk. Liquidity is the ability to meet cash flow needs, which in the banking industry, refers to the Company's ability to fund customer borrowing needs as well as deposit withdrawals.
The Company's primary source of liquidity is from overnight federal funds sold and securities available-for-sale. In addition, other assets such as cash and due from banks and maturing loans also provide additional sources of liquidity. At September 30, 1999, the amount of cash and due from banks and securities and loans with scheduled maturities and or repricing within the next three months was $132 million. The Company continues to keep a balance between short and long-term investments and securities that will provide adequate liquidity and maximize earnings. Based on the Company's capital position, profitability and reputation, the available liquidity sources are considered adequate to meet the current and projected needs of the Company.

Capital

The Company's capital adequacy is a primary concern in our industry, and is measured by several key ratios. A long standing measure of capital adequacy is the percentage of shareholders' equity to total assets. At September 30, 1999, the Company's equity-to-asset ratio adjusted by the impact of securities available-for-sale, that are carried at fair market value, was 9.8% compared to 10.7% at December 31, 1998. Regulators of the banking industry focus primarily on two other measurements of capital - the risk-based capital ratio and the leverage ratio. The risk-based capital ratio consists of a numerator of allowable capital components and a denominator of an accumulation of risk-weighted assets. With a significant portion of the Company's investment securities portfolio in government related low risk categories and a fair amount of the loan portfolio in one-to-four family mortgage loans with a 50% risk assessment, the risk-based capital ratio was 16.3% at September 30, 1999, and 17.6% at December 31, 1998.

The regulators require a minimum leverage capital ratio of 3%. They will expect most banks to maintain leverage ratios in the 4-5% range. The leverage ratio is calculated as equity capital less certain intangible assets divided by total assets less the same intangible assets. At September 30, 1999, and December 31, 1998, the ratios were 9.7% and 10.7% respectively.

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

Management is not aware of any matters subsequent to September 30, 1999 that would cause the Company's capital category to change.

Financial Condition

The total assets of the Company decreased by $481 thousand or .09% from December 31, 1998 to September 30, 1999. This slight decrease in assets is due to the Company using $8.9 million of assets for the stock repurchase plan, as well as declines in investments and borrowed funds, offset by increases in federal funds sold, loans and deposits.

The lending area has experienced growth of $25.5 million through the first nine months of 1999. This growth is primarily concentrated in the Commercial and Real Estate areas with increases of $13.9 million and $12.7 million respectively. The growth in the Commercial area reverses a trend that we saw last year where the Company experienced several large loan payoffs due to increased competition from the "super-regaional" banks offering rates on these loans that were below the "prime" rate of interest. This has not been the case thus far this year, as the Company has seen an easing of competitive pressure from these institutions. The growth in the Real Estate area is due to the continued strong demand for 1-4 family residential properties, fueled by low interest rates, a strong economy and a low rate of unemployment. However, this past quarter the Company has seen a decline in loans for 1-4 family residential properties as rates for these types of loans have been rising over the past 2 or three months. These increases are offset by a $1.4 million decline in the consumer loan area, which includes consumer install-ment loans, leasing, and credit card receivables. This decline is partially due to the increased level of consumer debt, as well as strong competition relating to consumer credit, particularly particularly with respect to dealer concessions.

On March 15, 1999, the Board of Directors of Chippewa, approved the sale of Chippewa's credit card portfolio. The sale of this portfolio was based on the fact that increased competition was making it difficult to grow the port-folio, while the costs of maintaining the portfolio continued to rise. In addition to the sale of the credit card portfolio, Chippewa arranged for the sale of its Merchant Credit Card business. The sale of these business lines occurred during the second quarter of 1999, as anticipated. At the time of the sale the balance in the credit card portfolio was approximately $465 thousand. As a result of this sale the Company realized a pre-tax gain of $37 thousand, which is included in other non-interest income. Of this gain, the credit card portfolio generated a gain of $30 thousand, while the merchant business generated a gain of $7 thousand.

Management expects interest rates to be somewhat stable or rising over the next twelve to twenty-four months, based on economic indicators, the direction of the Federal Reserve and general economic conditions. Rate increases, which signal signs of an inflationary economy, impact rates charged on various loan types, primarily Commercial and Residential Real Estate loans. Due to this, management may at some time in the future sell mortgage loans into the secondary market. A sale is dependent on several factors, such as a favor-able interest rate environment and the loan mix within the balance sheet.
As of September 30, 1999, and December 31, 1998, there were no loans classified as held-for-sale, as it is managements expectations that if loans are to be sold during sub-sequent quarters during 1999, that those loans would have been originated during those periods.

Total securities available-for-sale and fed funds sold decreased by $26.7 million for the first nine months of 1999. This decrease is due to the strong loan demand that has occurred during the first nine months of the year, allowing the Company to convert lower yielding federal funds sold and investments into higher yielding loans. In addition to using these assets to fund loan growth the Company also repurchased $8.9 million of its own stock under its stock repurchase program. Further, the Company has repaid approximately $6.4 million of borrowed funds through September 30, 1999.

Total deposits and borrowed funds increased by $6.6 million for the first nine months of 1999, as compared to these balances at December 31, 1998.
This increase is primarily due to a $13.0 million inflow of deposits offset by the repayment of $6.4 million of borrowed funds for the period ended September 30, 1999. This increase in deposits is viewed as a normal part of the business cycle within the Company's market area as the Company routinely experiences an increase in deposits during the third and fourth quarters of the year, and conversely experiences a decline in deposits during the first and second quarters of the succeeding year. The repayment of borrowed funds that has occurred is due to a reduction in repurchase agreements. Although the Company had not expected this repayment to occur, neither does it expect or anticipate further declines of a similar nature in this area. The Company has, as an ongoing objective the growth of core deposits to facilitate loan demand and fuel asset growth. To do this, Management analyzes rates paid on deposits within its market area on a weekly basis to ensure the rates offered on similar products are competitive. As a result of this the Company increased its rates paid on certain deposit types and added a special term certificate of deposit that has a high competitive annual percentage yield. In addition to core deposits, the Company has alternative funding sources through overnight federal funds purchased and advances from the Federal Home Loan Bank.

Results of Operations

Net income was $5,977,000 for the first nine months of 1999 compared to $5,450,000 for the same period in 1998. Earnings per share for the nine months ended September 30, 1999 and 1998 were $1.28 and $.1.11 per share respectively. Dividends were $.45 per share in the first nine months of 1999 and $.33 per share for the same period in 1998.

For the three months ended September 30, 1999, net income was $1,946,000 or $.42 per share with dividends paid of $.15 per share. This compares with net income of $1,810,000 or $.37 per share and dividends of $.13 per share for the same quarter ended September 30, 1998. All per share numbers have been adjusted for the issuance of 981,837 shares for the merger of Chippewa Valley Bancshares.

Total interest and fee income for the first nine months decreased $146 thousand, or .5%, compared to the same period in 1998. This decrease is primarily related to approximately $160 thousand of fees generated in the second quarter of 1998 for mortgage loans sold into the secondary market to FHLMC, which was not the case for the nine months ended September 30, 1999. Despite the reduction in the prime lending rate that occurred during the fourth quarter of 1998 the Company has been able to compensate for the reduction in yield by strong loan growth. With the 50 basis point increase in the prime lending rate that has occurred this year, 25 each in the second and third quarters of 1999, combined with the loan growth the Company is expecting increased income from loans during the fourth quarter.

Total earning assets were $505.3 million and $481.8 million at September 30, 1999 and September 30, 1998. This increase in earning assets is due to the continued strong loan demand, as the loan portfolio increased $33.4 million, or 10.6% from $316.3 million at September 30, 1998, to $349.7 million at September 30, 1999. The weighted average interest earned on these assets has decreased from 7.90% at September 30, 1998, to 7.49% at September 30, 1999. The decline in the weighted average interest earned is due to the 75 basis point reduction in the prime lending rate that occurred during the fourth quarter of 1998, combined with a reduction in rates in the Residential Real Estate markets which fueled refinancing in the these types of loans.

Total interest bearing liabilities at September 30, 1999, and September 30, 1998, were $417.5 million and $389.4 million respectively. The primary reason for this increase is due to a $40.5 million increase in deposits offset by a reduction of $3.7 million in other borrowed funds. The weighted average interest rate paid on these liabilities has decreased from 4.24% at September 30, 1998 to 3.85% at September 30, 1999. The reduction in the weighted interest paid on these liabilities is due to managements response to the rate reductions on the asset side of the balance sheet, in order to keep the intererst rate spread on interest earned and interest paid at a fairly constant level.

The net effect of the changes in interest earning assets and interest paying liabilities, combined with the repricing that has occurred since September 30, 1998 caused an increase in net interest income of $384 thousand, or 2.4%, for the nine months ended September 30, 1999.

The provision for loan losses for the first nine months of 1999 was $135 thousand compared to $180 thousand for the same period in 1998. This de-crease is due to a large recovery received by Chippewa in the third quarter of 1999, allowing Chippewa to reverse its 1999 year to date provision. As of September 30, 1999, the allowance for loan losses was 1.49% of total net loans and leases, which is within managements expectations and is adequate and sufficient given the make up of the loan portfolio, which considers past due loans and charge-off and recovery history, as well as general economic conditions.

Total other expenses decreased by $152 thousand for the nine months ended September 30, 1999 compared with the same period in 1998. Salaries and Employee Benefits increased by $87 thousand, or 1.6%, to $5,641,000 for the period ended September 30, 1999 compared to $5,554,000 for the same period in 1998. This increase in salaries and employee benefits is due to an increase in health insurance costs offset by reductions in retirement benefits. The increase in health insurance is due to an overall increase in medical related claims as compared to the same period last year. The offsetting reduction in retirement benefits is due to the Company's integration of subsidiary bene-fits. During 1999, Wayne added a 401(k) feature to its profit sharing plan, thus reducing retirement benefits, as prior to the 401(k) the profit sharing plan was non-contributory, and was funded solely by the Company. In addiiton to the changes made by Wayne, Chippewa terminated its defined benefit pension plan and adopted the Company's ESOP plan. These changes were made to align the benefit plans of each bank. In addition savings have been realized in the area of compensation due to integrating the financial reporting and mar-keting functions of the Company, and through employee attrition. Occupancy and Equipment expense increased by $18 thousand, or 1.3% over the comparable period in 1998, due to increased expense relating to maintenance of the facilities and equipment. Other non-interest expenses decreased $257 thou-sand, or 6.5%, for the nine months ended September 30, 1999 as compared to the same period in 1998. The primary reason for this decrease is due to the cost reduction efforts made during 1998 that have been realized through the nine months ended September 30, 1999. During the fourth quarter of 1999 the Company may experience an increase in total other expenses due to the opening of two new branches and a data processing subsidiary. Increases may be seen in compensation due to staffing these new sites, as well as in occupancy and equipment expense due to the purchase and installation of new equipment. In addition increases may occur in other non-interest expenses due to branch promotions and other expenses related to opening these sites. In fact, on October 4, 1999, Chippewa opened its new Canal Fulton branch, while on Octo-ber 6, 1999, the data processing company, MidOhio Data, Inc., officially opened for operations. Wayne's new Millersburg branch is expected to open later in the fourth quarter as expected.

Year 2000 Issue  (Y2K)

The Company's bank subsidiaries, Wayne and Chippewa are almost entirely dependent on computer systems which process transactions relating to lending and deposit functions. Wayne employed the services of a nationally recog-nized data processing bureau specializing in data processing for financial institutions,during the third quarter, however, going forward Wayne will employ the services of the Company's new data processing subsidiary, while Chippewa operates an in-house data processing center. In addition to its core operating activities the Company also relies on off the shelf hardware and software to conduct business relating to its normal operations.

The Company has inventoried all of its hardware and software relating to computer operated and computer dependent systems, and the Company has com-p leted their assessment of the steps they will need to take to address Y2K problems. The applications have been identified as either Mission Critical or Non-Mission Critical, and timeframes have been established for testing these applications. The Company has contacted the vendors that supply or service the Company's computer operated or computer dependent systems to obtain confirmation that each system is either currently Y2K compliant or is expected to be Y2K compliant. The Company has also performed testing for Y2K compliance. The testing for the Company's Fedline and Trust accounting systems is substantially complete and the results of this testing indicates these systems will process information correctly into the next millennium.
The Company's loan and deposit applications have also undergone final testing to ensure compliance. Proxy testing has indicated that these systems will also process information correctly in the Year 2000. The Company anticipates that all testing and results will be finalized in the near future. However, as new developments or concerns arise the Company will continue its testing to insure compliance with Y2K issues. With respect to those systems that cannot be confirmed as Y2K compliant the Company will continue to work with the appropriate supplier or servicer to ensure all such systems will be rendered compliant in a timely manner with minimal expense to the Company or dis-ruption to the Company's operations. A contingency plan has been approved by the Board of Directors and Senior Management that is currently being updated to comply with the guidelines issued by the Federal Financial Institutions Council, (FFIEC). The Company has began testing its contingency plan to ensure the plan is functional and complete. The Company may modify the contingency plan if the need should arise based on the testing results.

In addition to the testing related to computer applications the Company has also taken actions relating to liquidity needs that may arise as a result of the Y2K issue. The Company has pledged $15.0 million of securities to the Federal Reserve as collateral against potential borrowing needs from the "discount window," should the need arise. Further, the Company has in its investment portfolio, $6.8 million of securities that are subject to call during the fourth quarter of 1999 with an additional $12.6 million due to mature.

In addition to the possible expense related to its own systems, the Company could incur losses if loan payments are delayed due to Y2K problems affecting any of the Company's significant borrowers or impairing the payroll systems of large employers in the Company's primary market area. Because the Company's loan portfolio is highly diversified with regard to individual borrowers and types of businesses, and the Company's primary market area is not significantly dependent on a single employer or industry, the Company does not expect any significant or prolonged Y2K related difficulties that will affect net earnings or cash flow. At this time, the Company has spent over $250 thousand related to the Y2K issue, and at this time no significant additional costs are planned. However, additional unforseen expenses may be incurred by the Company in connection with Y2K should circumstances warrant such expense.

Repurchase of Stock

Under a Stock Repurchase program approved by the Board of Directors, and announced in February of 1999, the Company has purchased 260,533 shares of its common stock, thus reaching its goal of 250,000 shares. Under this program the Board of Directors approved the purchase of up to 5% of the Company's outstanding common stock, or approximately 250,000 shares. These shares were purchased at a total cost of $8.97 million.

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

There are several methods employed by the Company to monitor and control interest rate risk. One such method is using a "gap" analysis. The "gap" is defined as the repricing variance between rate sensitive assets and rate sensitive liabilities within certain periods. The repricing can occur due to changes in rates on variable rate products as well as maturities of interest-earning assets and interest-bearing liabilities. A high ratio of interest sensitive liabilities, generally referred to as a negative "gap," tends to benefit net interest income during periods of falling interest rates as the average rate paid on interest-bearing liabilities declines faster than the average rate earned on interest-earning assets. The opposite holds true during periods of rising interest rates. The Company attempts to minimize the interest rate risk through management of the "gap" in order to achieve consistent shareholder return. The Company's Asset and Liability Management Policy is to maintain a fairly neutral "gap" position of -10% to +10% in both the short- and long-term periods. At September 30, 1999, the Company had a "gap" position of -6.7% of total assets for a one year period. Another strategy used by the Company is to originate variable rate loans tied to market indices. Such loans reprice on an annual, quarterly, monthly or daily basis as the underlying market index changes. Currently, approximately
24%, of the Company's loan portfolio reprices on at least an annual basis. The Company also invests excess funds in liquid federal funds that mature and reprice on a daily basis. The Company also maintains all of its securities in the available-for-sale portfolio to take advantage of interest rate fluctuations and to maintain liquidity for loan funding and deposit withdrawals.

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

To assist with Asset and Liability Management the Company has purchased and is using a modeling program to help identify areas of interest rate risk. This program will allow the Company to perform forecasting, "rate shocks" and budgeting as well as prepare GAP and other useful management reports.

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

        ITEM 6 - Exhibits and reports on Form 8-K:

                   NONE


______________________SIGNATURES______________________________

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                       Wayne Bancorp, Inc.
                                      (Registrant)



Date ____November  _11,_1999____       ____________________________

                                        David L. Christopher,
                                        Chairman & CEO

Date ____November  _11,_1999____       ____________________________

                                        David P. Boyle, CPA
                                        Treasurer