Form 10-K
period 1999-12-31
WAYNE BANCORP INC /OH/
filed 2000-03-29
CIK 788134

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
  (Mark One)
      ___X___    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1999

      _______ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ..........to..............

                 Commission File No. 014612

   WAYNE BANCORP, INC.
  (Exact name of registrant as specified in its charter)

   OHIO                                34-1516142
  (State or other jurisdiction of     (IRS Employer Identification Number)
  incorporation or organization)

   112 West Liberty Street
   PO Box 757
   Wooster, Ohio  44691                         44691
  (Address of principal executive offices)     (Zip Code)

  Registrant's telephone number, including area code:         (330) 264-1222
  Securities registered pursuant to section 12(b) of the Act: None Securities registered pursuant to section 12(g) of the Act:

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

Indicate by check mark if disclosures of delinquent filers in response to item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information state-ments incorporated by reference in Part III of this form 10-K or any amend-
ments to this Form 10-K.                       YES__X___     NO______

The aggregate market value of voting stock held by non-affiliates of the regi-strant based on the most recent trade prices of such stock on March 1, 2000:

         Common Stock $1.00 stated value         $82,990,915

The number of shares outstanding of the issuer's classes of common stock as of March 1, 2000:
         Common Stock $1.00 stated value           4,596,599

                   DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Shareholders for the year ended December 31, 1999 and portions of the Registrant's Proxy Statement for the Annual Share-holders Meeting to be held April 20, 2000 are incorporated by reference into Parts I, II and III.


                              TABLE OF CONTENTS
                              WAYNE BANCORP, INC.
                                   FORM 10-K

      PART I                                                   PAGE

  Item 1         Business................................        3
  Item 2         Properties..............................       16
  Item 3         Legal Proceedings.......................       16
  Item 4         Submission of matters to a vote of
                  security holders.......................       16

      PART II

  Item 5         Market for the Registrant's common stock
                  and related Shareholder matters........       16
  Item 6         Selected Financial Data.................       16
  Item 7         Management discussion and analysis of
                  financial condition and results of
                  operations.............................       16
  Item 7A.       Quantitative and qualitative disclosures
                  about market...........................       16
  Item 8         Financial statements and supplementary
                  data...................................       16
  Item 9         Changes in and disagreements with accoun-
                  tants on accounting and financial dis-
                  closure................................       17

     PART III

  Item 10        Directors and Executive Officers of the
                  Registrant............................        17
  Item 11        Executive Compensation.................        17
  Item 12        Security ownership of certain beneficial
                  owners and management.................       17
  Item 13        Certain relationships and related trans-
                  actions...............................       17

      PART IV

  Item 14        Exhibits, financial statement schedules and
                  reports on Form 8-K....................       17
                 Exhibit Index...........................       18
                 Signatures..............................       19

                                     PART  I
  ITEM I.        BUSINESS

  General Development of Business:

Wayne Bancorp, Inc. is a multi-bank holding company. Its bank subsidiaries, Wayne County National Bank (WCNB) and Chippewa Valley Bank (CVB), conduct general commercial and retail banking business while the Company's non-banking subsidiary MidOhio Data, Incorporated (MID) performs data processing services for WCNB. These entities are collectively referred to as the Com-pany. Wayne Bancorp, Inc. was organized in April, 1986.

The Company offers a wide range of commercial and personal banking services primarily to its customers in Wayne, Holmes, Medina and Stark counties in Ohio. These services include a broad range of loan, deposit and trust products, retail investments and various miscellaneous services. Loan products include commercial and commercial real estate loans, a variety of mortgage and construction loan products, installment loans, home equity lines of credit, lines for overdraft protection and lease financings. Deposit products include interest and non-interest bearing checking accounts, various savings accounts, certificates of deposit and IRA's. The Trust Department provides services in the areas of employee benefits and personal trusts. In addition, the Company provides retail investment services, including mutual funds and annuities as well as discount brokerage services. Miscellaneous services include safety deposit boxes, night depository, United States Savings Bonds, traveler's checks, money orders, cashiers checks, bank-by-mail service, money transfers, wire services, utility bill payments, collections and notary pub-lic services. In addition, the Company has correspondent relationships with major banks in Cleveland, Cincinnati and Chicago pursuant to which the Com-pany received various financial services. The Subsidiaries account for sub-stantially all of the Company's consolidated assets at December 31, 1999.

The Company's primary lending area comprises the Ohio counties of Wayne, Holmes, Medina and Stark. Loans outside this area are considered for credit-worthy applicants. Lending decisions are made in accordance with written loan policies designed to maintain loan quality.

Retail lending products are comprised of overdraft lines, personal lines of of credit and installment loans. Overdraft lines of credit are lines attached to checking accounts to cover overdrafts and/or allow customers to write themselves a loan. Credit limits are based on a percentage of gross income
and average deposits.   Personal lines of credit include lines secured by
junior mortgages (home equity) and Private Banking lines which are generally secured by junior mortgages but may be unsecured or secured by other col-lateral. The lines have a 20 year draw period and may then be renewed or amortized over ten years. Credit limits are determined by comparing three criteria, appraised value, debt service and gross income. Installment loans include both direct and indirect loans. The term can range from three to 180 months, depending upon the collateral which includes new and used automobiles, boats and recreational vehicles as well as junior mortgages and unsecured personal loans. Retail lending underwriting guidelines include evaluating the entire credit using the "Five C's of Credit," character, capacity, capital, condition and collateral. Credit scoring, analysis of credit bureau ratings and debt to income ratios are the major tools used by the lenders in the underwriting process.

The Company offers a wide range of mortgage loan programs, including a variety of fixed and adjustable rate mortgages ranging from 120 to 360 months. The underwriting guidelines include those similar to consumer loans and those necessary to meet secondary market guidelines. Residential real estate decisions focus on loan to value limits, debt to income and mortgage to income ratios, credit history, and in some cases, whether private mortgage insurance is obtained.
                                             3
Business credit products include commercial loans and commercial real estate loans and leases. Commercial loans include lines and letters of credit, fixed and adjustable rate term loans, demand and time notes. Commercial real estate loans include fixed and adjustable mortgages. Loans are generally to owner occupied businesses. The portfolio also includes loans to churches, rental property, shopping plazas and residential development loans. Loans to businesses often entail greater risk because the primary source of repayment is typically dependent upon adequate cash flow. Cash flow of a business can be subject to adverse conditions in the economy or a specific industry.
Should cash flow fail, the lender looks to the assets of the business and/or the ability of the co-makers to support the debt. Commercial lenders con-sider the "Five C's of Credit," character, capacity, capital, condition and collateral in making commercial credit decisions.

The Company provides both direct and indirect leasing on a limited basis. The direct leases are for specific equipment and may be open- or closed-end leases. Indirect leases are established by the same methods as an indirect consumer auto finance. Each vehicle is amortized individually over a five year period based on Internal Revenue Code guidelines.

In addition to the underwriting guidelines followed for specific loan types, the Company has underwriting guidelines common to all loan types. With regard to collateral, the Company follows supervisory limits set forth in Regulation H for transactions secured by real estate. Loans in excess of these guidelines are reported to the Board of Directors on a monthly basis. Loans not secured by real estate are analyzed on a loan by loan basis, based on collateral type guidelines as set forth in the loan policy. Appraisal policies follow and comply with provisions outlined under Title XI of FIRREA. All appraisals are done by outside independent appraisers. The Company, as a general rule, obtains an appraisal on all real estate transactions even when not required by Title XI. Approval procedures include authorities approved by the Board of Directors for individual lenders and loan committees. Retail and residen-tial loans are centrally underwritten by their respective departments.
Business credits can be approved by the individual commercial lender or taken to the Loan Committee if it exceeds individual approval limits. The Board of Directors approves aggregate loan committments in excess of $750 thousand up to the respective banks legal lending limit. Loans to Directors and Executive Officers are approved by the Board of Directors.

The Officers Loan Review Committee meets on a monthly basis. The Committee reviews Bank lending trends, the Past Due Report, the Watch List and various other reports in order to monitor and maintain credit quality. The Committee also reviews on a relationship basis, customers on the Bank's Watch List and credits with aggregate commitments in excess of $300 thousand.

Revenues from loans accounted for 68% of consolidated revenues in 1999 and 1998, and 69% in 1997. Revenues from interest and dividends on investment securities, federal funds sold and mortgage-backed securities accounted for 22% of con-solidated revenues in 1999 and 23% of consolidated revenues in 1998 and 1997.

The business of the Registrant is not seasonal to any material degree, nor is it dependent upon a single or small group of customers whose loss would result in a material adverse effect on the Registrant or its subsidiaries.

Regulation and Supervision:

Wayne Bancorp, Inc. is a corporation organized under the laws of the State of Ohio. The Company is required to file certain reports and periodic informa-tion with the United States Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended.

As a bank holding company incorporated and doing business within the State of Ohio, the Company is subject to regulation and supervision under the Bank Holding Company Act of 1956, as amended (the "Act"). The Company is required to file with the Federal Reserve Board on a quarterly basis information pursuant to the Act. The Federal Reserve Board may conduct examinations or inspections of the Company and its subsidiaries.
                                             4
The Company is required to obtain prior approval from the Federal Reserve Board for the acquisition of more than five percent of the voting shares or substan-tially all of the assets of any bank or bank holding company. In addition, the Company is prohibited by the Act, except in certain situations from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank or bank holding com-pany and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsid-iaries. The Company may, however, subject to the prior approval of the Federal Reserve Board, engage in, or acquire shares of companies engaged in activities which are deemed by; the Federal Reserve Board by order or by reg-ulation to be so closely related to banking or managing and controlling a bank as to be a proper activity.

The Company is a legal entity separate and distinct from its subsidiaries. It is anticipated that a significant portion of the Company's revenues, including funds available for payment of dividends (if any) and for operating expenses, will be provided by dividends paid by its Bank subsidiaries. There are sta-tutory limitations on the amount of dividends which may be paid to the Com-pany by its subsidiaries.

WCNB, a national bank, is subject to supervision, examination and regulation by the Comptroller of the Currency. CVB, a state chartered bank, is subject to supervision, examination and regulation by the Federal Reserve Board and the Ohio Division of Financial Institutions. Both WCNB and CVB are members of the Federal Reserve System and, as such, are subject to the applicable pro-visions of the Federal Reserve Act and regulations issued thereunder. MID is a non-banking subidiary subject to supervision, examination and regulation by the Federal Reserve Board.

The Company's deposits are insured by the Federal Deposit Insurance Corporation, and are subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991. This Act is designed to protect the deposit insurance fund, to improve regulation and supervision of insured depository institutions and to improve the reporting information related to financial institutions.

Management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on the Company.

Regulatory Capital Requirements:

The Company is required by the various regulatory authorities to maintain cer-tain capital levels. The required capital levels and the Company's capital position at December 31, 1999 are summarized in the table included in Note 14 to the financial statements.

The Federal Deposit Insurance Corporation sets premiums for deposit insurance based on the Company's capital levels. In the event the Company's levels fall below the minimum requirement the premiums for deposit insurance could rise.

Government Monetary Policy:

The earnings of the Company are affected primarily by general economic condi-tions, and to a lesser extent by the fiscal and monetary policies of the federal government and its agencies, particularly the Federal Reserve. Its policies influence the amount of bank loans and deposits and interest rates charged and paid thereon, and thus have an effect on the earnings of the Company's subsidiary Banks.

Competition:

The banking and financial services industry in the Company's market is highly competitive. The Company's market area encompasses Wayne, Holmes, Medina and Stark Counties in Ohio. The Bank subsidiaries compete for loans and deposits with other commercial banks, savings and loans, finance companies, mortgage brokers and credit unions. The primary competitive factor is interest rates charged on loans and paid for deposits as well as fees charged for various other products and service.

Employees:

As of December 31, 1999, the Company had 214 full time employees and 40 part time employees. The Company is not a party to any collective bargaining agreement and management considers its relationship with their employees to be good.


DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
WAYNE BANCORP, INC.

                                                   December 31, 1999
                                             Average
                                              Daily                  Yield/
                                             Balance    Interest      Rate
                                               (In thousands of dollars)
  ASSETS                                   -----------------------------------
  Interest Earning Assets:
     Loans (including fees)  (1)             $339,926   $28,650      8.43%
     Securities:  (2)
          Taxable                             122,776     7,135      5.84%
          Tax-Exempt  (3)                      32,569     2,515      7.72%
     Federal Funds Sold                         7,197       385      5.35%
                                            ----------------------------------
  TOTAL EARNING ASSETS                        502,468    38,685      7.70%

  Non-earning Assets:
  Cash and due from banks                      20,293
  Premises and Equipment   (net)                8,675
  Other Assets                                  7,878
  Less Allowance for Loan Losses               (5,197)
                                             ----------
  TOTAL ASSETS                                $534,117
                                             ==========
  LIABILITIES AND SHAREHOLDERS' EQUITY
  Interest Bearing Liabilities:
     Transaction Accounts                      117,418     3,432      2.92%
     Savings                                    84,499     2,245      2.66%
     Time Deposits                             175,031     8,871      5.07%
     Borrowed Funds                             28,774     1,498      5.21%
                                              --------------------------------
  TOTAL INTEREST BEARING LIABILITIES           405,722    16,046      3.95%
  Non-Interest Bearing Liabilities:
     Demand Deposits                            65,214
     Other Liabilities                           8,790
                                              ----------
  TOTAL LIABILITIES                            479,726

  Shareholders' Equity                          54,391
                                              ----------
  TOTAL LIABILITIES AND
    SHAREHOLDERS EQUITY                       $534,117
                                              ==========

                 NET INTEREST INCOME                       $22,639
                                                         ==========
                     NET YIELD ON INTEREST EARNING ASSETS            4.51%
                                                                    ========
  (1)   Nonaccrual loans are included in the average loan balance.
  (2) Average balance includes unrealized gains and losses while yield is based on amortized cost.
  (3) Interest income on tax exempt securities includes a taxable equivalent adjustment using a 34% tax rate.
                                         6

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
WAYNE BANCORP, INC.

                                                 December 31, 1998
                                             Average
                                              Daily                  Yield/
                                             Balance    Interest      Rate
                                               (In thousands of dollars)
  ASSETS                                   -----------------------------------
  Interest Earning Assets:
     Loans (including fees)  (1)            $316,743    $28,264       8.92%
     Securities:  (2)
          Taxable                            121,914      7,299       6.05%
          Tax-Exempt  (3)                     28,886      2,292       8.10%
     Federal Funds Sold                       12,938        697       5.39%
                                           -----------------------------------
  TOTAL EARNING ASSETS                       480,481     38,552        8.02%

  Non-earning Assets:
  Cash and due from banks                     17,264
  Premises and Equipment   (net)               8,883
  Other Assets                                 7,705
  Less Allowance for Loan Losses              (4,979)
                                            ----------
  TOTAL ASSETS                               $509,354
                                            ==========
  LIABILITIES AND SHAREHOLDERS' EQUITY
  Interest Bearing Liabilities:
     Transaction Accounts                      97,991      2,799      2.86%
     Savings                                   80,012      2,367      2.96%
     Time Deposits                            175,335      9,479      5.41%
     Short Term Borrowings                     37,348      1,686      4.51%
                                             ---------------------------------
  TOTAL INTEREST BEARING LIABILITIES          390,686     16,331      4.18%
  Non-Interest Bearing Liabilities:
     Demand Deposits                           56,342
     Other Liabilities                          4,293
                                             ----------
  TOTAL LIABILITIES                           451,321

  Shareholders' Equity                         58,033
                                             ----------
  TOTAL LIABILITIES AND
    SHAREHOLDERS EQUITY                       $509,354
                                             ==========

                 NET INTEREST INCOME                       $22,221
                                                         ==========
                     NET YIELD ON INTEREST EARNING ASSETS             4.62%
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

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
WAYNE BANCORP, INC.

                                                  December 31, 1997
                                             Average
                                              Daily                  Yield/
                                             Balance    Interest      Rate
                                               (In thousands of dollars)
  ASSETS                                   -----------------------------------
  Interest Earning Assets:
     Loans (including fees)  (1)            $306,193    $27,529       8.99%
     Securities:  (2)
          Taxable                            111,278      6,952       6.26%
          Tax-Exempt  (3)                     28,134      2,298       8.21%
     Federal Funds Sold                        5,253        291       5.54%
                                           -----------------------------------
  TOTAL EARNING ASSETS                       450,858     37,070       8.22%

  Non-earning Assets:
  Cash and due from banks                     17,832
  Premises and Equipment   (net)               8,561
  Other Assets                                 7,670
  Less Allowance for Loan Losses              (4,354)
                                             ----------
  TOTAL ASSETS                               $480,567
                                            ============
  LIABILITIES AND SHAREHOLDERS' EQUITY
  Interest Bearing Liabilities:
     Transaction Accounts                      78,810      2,128      2.70%
     Savings                                   81,704      2,458      3.01%
     Time Deposits                            172,898      9,392      5.43%
     Short Term Borrowings                     32,476      1,545      4.76%
                                            ----------------------------------
  TOTAL INTEREST BEARING LIABILITIES          365,888     15,523      4.24%
  Non-Interest Bearing Liabilities:
     Demand Deposits                           56,920
     Other Liabilities                          4,247
                                             ----------
  TOTAL LIABILITIES                           427,055

  Shareholders' Equity                         53,512
                                             ----------
  TOTAL LIABILITIES AND
    SHAREHOLDERS EQUITY                      $480,567
                                            ==========
                 NET INTEREST INCOME                       $21,547
                                                         ==========
                     NET YIELD ON INTEREST EARNING ASSETS             4.78%
                                                                     ========
  (1)  Nonaccrual loans are included in the average loan balance.
  (2) Average balance includes unrealized gains and losses while yield is based on amortized cost.
  (3) Interest income on tax exempt securities includes a taxable equivalent adjustment using a 34% tax rate.
                                      8

SUMMARY OF NET INTEREST INCOME CHANGES
WAYNE BANCORP, INC.

The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the major components of interest earning assets and interest bearing liabilities.

                              1999   vs   1998            1998   vs   1997
                           ---------------------------------------------------
                            Increase(Decrease) (1)    Increase(Decrease) (1)
(In thousands of dollars)   Volume    Rate     Net    Volume     Rate    Net
                           ---------------------------------------------------

  Interest Income:

      Loans                  $2,068  ($1,682)   $386    $948    ($213)   $735
      Securities:
        Taxable                  52     (216)   (164)    437      (90)    347
        Non-taxable (2)         298      (75)    223      62      (68)     (6)
     Federal Funds Sold        (250)     (62)   (312)    426      (20)    406
                           ----------------------------------------------------
  Total Interest Income       2,168   (2,035)    133   1,873     (391)  1,482

  Interest Expense:

    Transaction Accounts        556       77     633     518      153     671
     Savings                    133     (255)   (122)    (51)     (40)    (91)
     Time Deposits              (16)    (592)   (608)    132      (45)     87
     Short-term Borrowings     (387)     199    (188)    232      (91)    141
                           ---------------------------------------------------
  Total Interest Expense        286     (571)   (285)    831      (23)    808
                           ----------------------------------------------------
  Net Interest Income        $1,882  ($1,464)   $418  $1,042    ($368)   $674
                           ====================================================

(1) For purposes of the above table, changes in interest due to volume and rate were determined as follows:
      Volume variance - Change in volume multiplied by the prior year's rate. Rate Variance - Change in rate multiplied by the prior year's balance. Rate/Volume Variance - Change in volume multiplied by change in rate.

The rate/volume variance was allocated to the volume variance and rate variance in proportion to the relationship of the absolute dollar amount of change in each.

(2) Interest income on tax exempt securities includes the effects of taxable equivalent adjustments using a 34% tax rate for each year.
                                          9

INVESTMENT PORTFOLIO
WAYNE BANCORP, INC.

The following table sets forth the year-end carrying value of securities available-for-sale for the last three years:

(In thousands of dollars)                     1999       1998        1997
  By type:                                 -----------------------------------
     U.S. Treasury and Other U.S.
       Government Agency Obligations        $67,836    $74,632      $53,929
     Mortgage-backed Securities              12,962     21,352       27,709
     States and Political Subdivisions       37,694     37,186       20,080
     Other                                   31,526     41,837       20,709
                                           -----------------------------------
            Total                          $150,018   $175,007     $122,427
                                           ===================================

The following table sets forth the year-end carrying value of securities held-to-maturity for the last three years:

(In thousands of dollars)                     1999      1998        1997
  By type:                               -----------------------------------
     U.S. Treasury and Other U.S.
       Government Agency Obligations             $0        $0       $5,002
     Mortgage-backed Securities                   0         0            0
     States and Political Subdivisions            0         0        6,823
     Other                                        0         0        7,670
                                          ----------------------------------
            Total                                $0        $0      $19,495
                                          ===================================

The following table sets forth the maturity distribution and yields on secur-ities available-for-sale at December 31, 1999

(In thousands of dollars):           One Year or Less     One to Five Years
                                      Carrying             Carrying
                                        Value    Yield      Value      Yield
                                   --------------------------------------------
  U.S. Treasury and Other U.S.
    Government Agency Obligations      $20,290    5.82%   $47,542       5.85%
  Mortgage-backed Securities             2,707    6.45%     4,438       6.43%
  States and Political Subdivisions      3,914    5.51%    23,557       4.79%
  Other                                  7,719    5.88%    21,081       6.14%
                                   -------------------------------------------
                                       $34,630    5.85%   $96,618       5.68%
                                   =============================================
                                      Five to Ten Years    Over Ten Years
                                       Carrying             Carrying
                                        Value    Yield      Value       Yield
                                   -------------------------------------------
  U.S. Treasury and Other U.S.
    Government Agency Obligations           $0    0.00%        $0       0.00%
  Mortgage-backed Securities             5,084    6.28%       740       6.58%
  States and Political Subdivisions      9,186    5.21%     1,022       5.76%
  Other                                      0    0.00%     2,738       5.63%
                                   ------------------------------------------
                                       $14,270    5.59%    $4,500       5.82%
                                   ============================================

  Note: Yield represents the weighted average yield to maturity.  Yield on states and political subdivisions are not calculated on a tax equiv-alent basis. Mortgage-backed obligations are distributed based on contractual maturity.
                                         10

Excluding those holdings of the securities portfolio in U.S. Treasury securities and other agencies and corporations of the U.S. Government, there were no secur-ities of any one issuer which exceeded 10% of consolidated shareholders' equity at December 31, 1999.

LOAN PORTFOLIO
WAYNE BANCORP, INC.

The Company's commercial loans are extended primarily to local businesses.
The Company also extends credit to customers through installment loans, vehicle and equipment leases and revolving credit arrangements. The remaining portfolio consists primarily of residential mortgage loans (1-4 family dwellings) and mortgage loans on commercial property. The following tables set forth the composition of the loan portfolio for the last five years.

(In thousands of dollars)     1999      1998      1997      1996      1995
                            ---------------------------------------------------
  Real Estate               $159,302  $143,072  $135,824  $114,649  $106,997
  Installment & Credit Card   48,411    48,684    52,940    54,441    56,406
  Commercial & Industrial    146,504   129,504   131,998   117,016   104,703
  Lease Financings             2,179     2,835     3,317     2,774     2,888
  Other Loans                    107       104       191        39        37
                            -------------------------------------------------
                            $356,503  $324,199  $324,270  $288,919  $271,031
                            =================================================

The maturity distribution of the loan portfolio is a key factor in evaluating the risk characteristics of the loan portfolio and the future profitability of the portfolio. The maturity distribution and interest rate sensitivity of the loan portfolio and other balance sheet items at year end 1999 is included on page 30 of the 1999 Annual Report to Shareholders, and is incorporated herein by reference.

The maturity distribution and interest rate sensitivity of Commercial and Indus-trial loans at December 31, 1999 are as follows:

(in thousands of dollars)                           Maturity (1)
                                 --------------------------------------------
                                    Within      1 to 5     After 5
                                    1 Year       Years      Years      Total
                                  ------------------------------------------
  Commercial and Industrial.....   $44,948      $61,014    $11,658   $117,620
  Commercial real estate........     3,540        6,953      8,585     19,078
  Construction..................     1,320            0          0      1,320
                                  --------------------------------------------
            Total...............   $49,808      $67,967    $20,243   $138,018
                                  ============================================

  Fixed rate loans..............   $15,161      $53,798     $2,032    $70,991
  Variable rate loans...........    34,647       14,169     18,211     67,027
                                  --------------------------------------------
            Total...............   $49,808      $67,967    $20,243   $138,018
                                  ============================================

(1) Based on scheduled principal repayments.
                                            11

The following table summarizes past due, non-accrual and restructured loans:

(In thousands of dollars)        1999     1998     1997     1996     1995
                             -----------------------------------------------
  Accruing loans past due 90
    days or more as to
    principle or interest        $182     $288     $285     $188     $455
  Non-accrual loans                 0        0      205    1,497       15
  Restructured loans                0      271        0        0        0
                             --------------------------------------------------
                                 $182     $559      $490  $1,685      $470
                             ==================================================

The effect of non-performing loans was as follows:     December 31, 1999
                                                      --------------------
  Interest income due on non-performing loans in
   accordance with the original terms of the loan            $0
  Less: Interest income on non-performing loans
   reflected in income                                        0
                                                        ----------
  Net reduction in interest income                           $0
                                                         ==========

The policy for placing loans on non-accrual status is to stop the accrual of interest when it is likely that the collection of interest is deemed doubt-ful, or when loans are past due as to principle or interest 90 days or more. In certain cases, interest accruals are continued on loans 90 days past due if they are deemed to be adequately secured and in the process of collection.

The Company had no impaired loans at December 31, 1999 or 1998. During 1999 the Company had no impaired loans, while the average balance for impaired loans was $153 thousand during 1998. Income earned on the cash basis for the year ended December 31, 1998 was $3 thousand.

Impaired loans are comprised of commercial and commercial real estate loans, and are carried at the present value of expected future cash flows, discounted at the loan's effective interest rate or at a fair value of collateral, if the loan is collateral dependent. A portion of the allowance for loan and lease losses is allocated to impaired loans, when such impaired loans are identified.

Smaller balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage and construction loans secured by 1-4 family properties, consumer and home equity loans. Such loans are included in non-accrual and past due disclosures above, but not in impaired loan totals. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. In addition, loans held-for-sale, if any, and leases are excluded from consideration of impairment. When analysis of borrower operating results and financial condition indicates that the bor-rower's underlying cash flows are not adequate to meet its debt service re-quirements, the loan is evaluated for impairment. Impaired loans, or por-tions thereof, are charged-off when deemed uncollectible.

As of December 31, 1999, there were no potential problem loans for which manage-ment has doubt as to the borrower's ability to comply with the present repayment terms, which are not disclosed as past due 90 days or more, non-accrual or restructured. These loans and their potential loss exposure have been con-sidered in the analysis of the adequacy of the allowance for loan and losses prepared by management and included on page 14 of this filing.
                                            12

In all years presented, there were no material amount of loans excluded from the amounts disclosed as non-accrual, past due 90 days or more, restructured, or potential problem loans, which may have been classified by the regulatory examiners as loss, doubtful or substandard.

There were no foreign loans outstanding at December 31, 1999, 1998 or 1997.

As of December 31, 1999, there were no concentrations of credit greater than 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Guide 3, Item III. A.

As of December 31,1999, there are no other interest bearing assets that would require disclosure under Guide 3, Item III. C. 1. or C. 2., if such assets were loans.

SUMMARY OF LOAN LOSS EXPERIENCE
WAYNE BANCORP, INC.

In the normal course of business, the Company assumes risk by extending credit. The Company manages this risk through its lending policy, loan review proce-dures and personal contact with the borrower.

In determining the adequacy of the allowance for loan and lease losses, manage-ment evaluates past loan loss experience, present economic conditions and the credit-worthiness of its borrowers. The allowance for loan and lease losses is increased by provisions charged to operations and recoveries of loans pre-viously charged off. The allowance is reduced by loans charged-off when they are deemed uncollectible by the Bank's management. The following table con-tains information relative to the allowance for loan and lease losses for the last five years ending December 31:

(in thousands of dollars)      1999     1998     1997     1996     1995
                             -----------------------------------------------
  Allowance for loan losses
   at the beginning of the
   year                      $4,916   $4,923   $4,274   $4,283   $3,937

  Loans charged off:
    Real Estate                   0       23      236        0        0
    Installment & Credit
     Card                       259      260      264      342      271
    Lease Financings              0        4       10        0        1
    Commercial & Industrial       2      196       41      173       15
                             -----------------------------------------------
  Total Loans Charged Off       261      483      551      515      287

  Recoveries on loans
   charged off:
   Real Estate                    0        1        0        2        0
   Installment & Credit
    Card                        144      205      187      153      151
   Lease Financings               5        3        7        0      139
   Commercial & Industrial      213       27      100       51      113
                             -----------------------------------------------
  Total Recoveries              362      236      294      206      403

  Net Loans Charged Off        (101)     247      257      309     (116)

  Provision for Loan Losses     180      240      906      300      230
                            --------------------------------------------------
  Allowance for Loan Losses
    at the End of the Year   $5,197   $4,916   $4,923   $4,274    $4,283
                            =================================================
  Ratio of net charge-offs
   (recoveries to average
   loans)                    -0.03%    0.08%    0.08%    0.11%     -0.04%

  Allowance for loan losses
   to loans                   1.46%    1.51%    1.52%    1.48%      1.58%
                                            13

The following table shows a year-end breakdown of the allowance for loan losses allocated by loan category. While management's periodic analysis of the ade-quacy of the allowance for loan losses may allocate portions of the allowance for specific identified problem loans, the entire allowance is available for any loan charge-offs that occur.

(in thousands of dollars)      1999     1998     1997     1996     1995
                             ----------------------------------------------
  Real Estate                  $356     $253     $246     $554      $245
  Installment & Lease           181      102      106       85        92
  Commercial & Industrial     2,220    1,796    1,903    1,425       399
  Credit Card Receivables         0        9       10       22        22
  Other Loans                     9       13        1        0         0
  Unallocated                 2,431    2,743    3,657    2,188     3,525
                             ----------------------------------------------
                             $5,197   $4,916   $5,923   $4,274    $4,283
                             ==============================================

Percent of loans in each category to total loans

                                1999     1998     1997     1996     1995
                             ----------------------------------------------
  Real Estate                    45%      44%      42%      40%      39%
  Installment & Credit Card      14%      15%      16%      19%      21%
  Commercial & Industrial        41%      40%      41%      40%      39%
  Lease Financings                1%       1%       1%       1%       1%
  Other Loans                     0%       0%       0%       0%       0%
                             -----------------------------------------------
                                100%     100%     100%     100%     100%
                             ===============================================

Management's allocation of the allowance for loan and lease losses is based on several factors. First, consideration is given to the current portfolio. Management has an internal loan review function that is designed to identify problem and impaired loans and the losses that may be expected if the bor-rower is unable to continue servicing the debt. Management will use the amount of loss that is expected on those loans. The second step is to review the prior charge-off history of each category of loan. In this step, manage-ment will review the prior three year average charge-offs and compare that to the expected loss identifued in the first step and will adjust the allocation accordingly. The third step is to review any loans that have been classified by the regulatory examiners and allocate the specific loss portion that is determined by the examiners.

At December 31, 1999 the ratio of the reserve for loan losses to total net loans and leases was 1.46%, and the ratio of loans 30 days or more past due and still accruing as a percentage of total net loans and leases was .34%. Based on these ratios, management believes the current allowance for loan and lease losses is adequate to absorb probable future losses.

DEPOSITS
WAYNE BANCORP, INC.

The following tables present the average deposit amounts and the rates paid on those deposits for the last three years.

(in thousands of dollars)                            Year End December 31,
                                                 1999      1998      1997
  Amount:                                      ----------------------------
     Non-interest bearing demand               $65,214   $56,342   $56,920
     NOW and money market accounts             117,418    97,991    78,810
     Savings                                    84,499    80,012    81,704
     Time deposits                             175,031   175,335   172,898
                                              -------------------------------
                                              $442,162  $409,680   $390,332
                                              ===============================

  Average rate for the year:
    Non-interest bearing demand                     0%        0%         0%
    Interest bearing demand                      2.92%     2.86%      2.70%
    Savings                                      2.66%     2.96%      3.01%
    Time deposits                                5.07%     5.41%      5.43%

The maturity distribution of certificates of deposit of $100,000 or more at December 31, 1999 are as follows:

(in thousands of dollars)

     Three months or less                                  $7,234
     Over three months through six months                   6,014
     Over six months through twelve months                  5,331
     Over twelve months                                    13,409
                                                         ----------
       Total                                              $31,988
                                                         ==========

RETURN ON EQUITY AND ASSETS
WAYNE BANCORP, INC.

The following table sets for operating and capital ratios of the Company calculated on average daily balances:
                                                   Year End December 31,
                                                1999      1998      1997
                                               -----------------------------
  Return on Average Assets                      1.47%     1.44%     1.19%
  Return on Average Equity                     14.44%    12.60%    10.69%
  Dividend Payout Ratio                        35.58%    31.95%    31.38%
  Average Equity to Average Asset Ratio        10.18%    11.39%    11.13%



SHORT-TERM BORROWINGS
WAYNE BANCORP, INC.

The following table represents information on federal funds purchased and securities sold under agreements to repurchase for the last three years:

(in thousands of dollars)                            Year End December 31,
                                                 1999      1998      1997
                                              -----------------------------
  Amount outstanding at year end               $24,480    $36,945   $37,503
  Weighted average interest rate                 4.56%      4.00%     4.78%
  Maximum outstanding at any month-end          40,202     39,013    37,665
  Average outstanding during the year           29,120     35,835    31,465
  Weighted average rate during the year          4.19%      4.40%     4.79%

The Company enters into sales of securities under agreements to repurchase for periods up to 29 days, which are treated as financings and reflected in the consolidated balance sheet as a liability. The Company has borrowing lines of credit, "federal funds purchased," extended by correspondent banks. At December 31, 1999 the Company had $40.7 million of available credit, of which none was used.

The Company also obtains funding from the Federal Home Loan Bank (FHLB) of Cincinnati. The FHLB borrowings consist of both fixed and variable rate notes, and are secured by a blanket pledge of the Company's 1-4 family resi-dential real estate loan portfolio and FHLB stock. Principal balances on these borrowings were $1,288,000 and $2,558,000 at December 31, 1999 and 1998, and the weighted-average interest rate on these borrowings was 5.92% and 6.58% respectively.

ITEM 2.     PROPERTIES

The principal offices of the Company, WCNB and MID are located at 112 West Liberty Street, Wooster, Ohio, while the principal office of CVB is located at 20 South Main Street, Rittman, Ohio. At December 31, 1999, the Company owned 18 of its 22 facilities and leased the remaining four, all of which are located in the State of Ohio. The Company operates 15 offices in Wayne County, four in Medina County, two in Stark County and one in Holmes, County.

ITEM 3.     LEGAL PROCEEDINGS

There is no pending litigation of a material nature in which the Company is in-volved and no such legal proceedings were terminated during the fourth quarter of 1999. Furthermore, there are no material proceedings in which any direc-tor, officer or affiliate of the Registrant, or any associate of such direc-tor of officer, is a party, or has a material interest, adverse to the Com-pany. As a part of its ordinary course of business, the Company may be a party to lawsuits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts and involving the collection of past due accounts. All such litigation is incidental to the Company's business.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 1999, there were no matters submitted to a vote of security holders.

                                       PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                             STOCKHOLDER MATTERS

Reference is made to the section entitled "Dividend and Market Price Data" on Page 2 of the 1999 Annual Report to Shareholders for information pertaining to the principal market for the Registant's Common Stock, market prices, number of shareholders and dividends, which is incorporated herein by refer-ence. Reference is made to Note 14, "Regulatory Matters" on pages 20 and 21 of the 1999 Annual Report to Shareholders for information concerning dividend restrictions, which is incorporated herin by reference.

ITEM 6.     SELECTED FINANCIAL DATA

Reference is made to the table entitled "Five Year Financial Summary" on page 1 of the 1999 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS

Reference is made to the section entitled "Management Discussion and Analysis" on pages 23 through 31 of the 1999 Annual Report to Shareholders which is incorporated herein by reference.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the section entitled "Asset and Liability Management" on page 30 of the 1999 Annual Report to Shareholders which is incorporated herein by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and the Report of Independent Auditors are included on pages 9 through 22 of the 1999 Annual Report to Shareholders, which is incorporated herein by reference.
                                         16

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURES

No changes in or disagreements with the independent accountants regarding accounting and financial disclosures have occurred.

                                  PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 2000 for information as to the directors and nominees for directorships of the Registrant, including other directorships held by such director, or persons nominated to become a director, of the Registrant and executive officers of the Registrant which information is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

Reference is made to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 2000 for information regarding compensation paid in excess of $100,000 to executive officers of the Registrant and to the Registrant's Proxy Statement with respect to Salaried Employees Profit Sharing Plan, which is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

Reference is made to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 2000 for information regarding beneficial ownership of the Company's stock which information is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the Registrant's Proxy Statement which is incorporated herein by reference.

                                      PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
             FORM 8-K

(a) (1) and (2)  Financial Statements and Schedules

The following financial statements and reports of Independent Auditors appear on pages 9 through 22 of the Company's 1999 Annual Report to Shareholders which financial statements are incorporated herein by reference and attached hereto:

          Report of Crowe, Chizek and Company LLP, Independent Auditors Consolidated Balance Sheets, December 31, 1999 and 1998 Consolidated Statements of Income and Comprehensive Income, Years
           Ended December 31, 1999, 1998, and 1997
          Consolidated Statements of Cash Flows, Years Ended December 31,
           1999, 1998, and 1997
          Consolidated Statements of Shareholders' Equity, Years Ended
           December 31, 1999, 1998, and 1997
          Notes to Consolidated Financial Statements

Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inap-plicable and, therefore, have been omitted.
                                          17
(3)  Listing of Exhibits

  Exhibit
  Number
  ---------------
      3(a)     Amended Articles of Incorporation of Wayne Bancorp, Inc., were filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and are incorporated herein by reference.
      3(b)     Wayne Bancorp, Inc., Amended Code of Regulations (Bylaws) were filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and is incorporated herein by reference.
      9(a)     Trust Division Policy - voting own Bank stock was filed with the
                Company's Annual Report on Form 10-K for the year ended December 31, 1987 and is incorporated herein by reference.
      9(b)     Trust Division Policy - proxy voting policy was filed with the
                Company's Annual Report on Form 10-K for the year ended December 31, 1987 and is incorporated herein by reference.
       10      Wayne County National Bank Salaried Employee Profit Sharing
                Trust was filed with the Company's Annual Report on Form
                10-K for the year ended December 31, 1986 and is incorporated herein by reference.
    10(a)      Salaried Employee Profit Sharing Plan Amended effective January
                1, 1987 was filed with the Company's Annual Report on Form
                10-K for the year ended December 31, 1987 and is incorporated herein by reference.
    10(b)      Employee Stock Ownership Plan effective on January 1, 1987 was filed with the Company's Annual Report on Form 10-K for the year ended December 31, 1987 and is incorporated herein by reference.
    10(c)      Change in Control Agreements were filed with the Company's Form
                10-Q dated September 30, 1998 and are incorporated herein by reference.
    10(d)      The 1999 Incentive Stock Option Plan as recommended by the Board of Directors is filed with the Company's, 1998, Notice of Annual Shareholders' Meeting and is incorporated herein by reference.
      13       Annual Report to Shareholders for the year ended December 31,
                1999.
      21       Subsidiaries of the Registrant
      27       Financial Data Schedule
      28       Notice of Annual Shareholders' Meeting

(b)  Reports on Form 8-K

There were no Form 8-K's filed during the last quarter of the period covered by this report.
                                            18

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934,the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Wayne Bancorp, Inc.

Date:          March 27, 2000                By:_____________________________
                                                         Secretary/Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the Capacities and on dates as indicated.

Signature                  Capacity with Registrant         Date

___________________________                               ____________________
David L. Christopher        Director, Chairman of the Board,
                             and CEO
___________________________                               ____________________
Philip S. Swope             Chairman, President and CEO,
                             Chippewa Valley Bank
___________________________                               ____________________
James O. Basford            Director

___________________________                               ____________________
David P. Boyle, CPA         President and Chief Operating
                            Officer, Wayne County National Bank
___________________________                               ____________________
Gwenn E. Bull               Director

___________________________                               ____________________
Dennis B. Donahue           Director

___________________________                               ____________________
B. Diane Gordon             Director

___________________________                               ____________________
John C. Johnston, III       Director

___________________________                              ____________________
Stephen L. Shapiro          Director

___________________________                              ____________________
Jeffrey E. Smith            Director

___________________________                              ____________________
David E. Taylor             Director

___________________________                              ____________________
Bala Venkataraman           Director
                                            19




EXHIBIT (21)

SUBSIDIARIES OF THE REGISTRANT

                      NAME                         STATE OF INCORPORATION


             Wayne County National Bank                    Ohio

             Chippewa Valley Bank                          Ohio

             Wayne National Corporation                    Ohio

             MidOhio Data, Incorporated                    Ohio



FIVE YEAR FINANCIAL SUMMARY (1)

(in thousands of dollars except
per share data)                         For the Years Ended December 31,
                                   1999     1998     1997     1996     1995
-----------------------------------------------------------------------------
Statement of Income Summary:
  Total Operating Income (2)....  $41,862  $41,497  $39,866  $38,684  $34,283
  Total Operating Expense.......   30,704   31,374   31,225   29,426   26,739
  Total Interest Income.........   37,830   37,773   36,289   34,243   31,067
  Total Interest Expense........   16,046   16,331   15,523   14,765   13,050
  Net Interest Income...........   21,784   21,442   20,766   19,478   18,017
  Provision for Loan Losses.....      180      240      906      300      230
  Income Before Income Tax
   Expense......................   11,158   10,123    8,641    9,258    7,544
  Income Tax Expense............    3,303    2,811    2,921    2,748    2,147
  Net Income....................   7,855    7,312    5,720    6,510    5,397

Per Share Data:
  Net Income ...................    $1.69    $1.50    $1.16    $1.32    $1.09
  Cash Dividends................     0.60     0.48     0.42     0.37     0.34
  Book Value....................    11.57    12.18    11.36    10.50     9.59

Balance Sheet Data:
  Total Loans and Leases........ $356,503 $324,199 $324,833 $289,391 $271,578
  Allowance for Loan Losses.....    5,197    4,916    4,923    4,274    4,283
  Securities....................  150,018  175,007  141,922  154,229  126,306
  Total Deposits................  461,815  435,143  409,891  396,639  360,707
  Shareholders' Equity..........   53,246   59,067   55,810   51,592   47,195
  Total Assets..................  545,888  538,677  508,378  484,032  432,300

Other Data:
  Employees.....................      254      257      262      251      252
  Shareholders..................    1,439    1,452    1,484    1,434    1,391
  Cash Dividends................   $2,795   $2,336   $1,795   $1,595   $1,470
  Cash Dividends as a Percent
   of Net Income................   35.58%   31.95%   31.38%   24.50%   27.24%

Financial Ratios:
  Return on Average Assets......    1.47%    1.44%    1.19%     1.43%   1.32%
  Return on Beginning Equity....   13.30%   13.10%   11.09%    13.79%  12.69%
  Equity to Assets..............    9.75%   10.97%   10.98%    10.66%  10.92%
  Loans to Deposits.............   77.20%   74.50%   79.25%    72.96%  75.29%
  Loans to Total Assets.........   65.31%   60.18%   63.90%    59.79%  62.82%
  Allowance for Loan Losses to
   Total Loans and Leases.......    1.46%    1.52%    1.52%     1.48%   1.58%

1. This summary should be read in conjunction with the related Consolidated Financial Statements and Notes to the Financial Statements. Per share data has been retroactively adjusted for stock dividends, stock splits and the acquisition of Chippewa Valley Bancshares, Inc.

2. Operating income for 1996 includes a gain on the sale of WCNB's credit card portfolio of $824 thousand. The after tax effect on net income was $544 thousand, or $.11 per share.

SHAREHOLDER INFORMATION

    Executive Offices                       Transfer Agent
  112 West Liberty Street            Registrar & Transfer Company
   P.O. Box 757                      10 Commerce Drive, Cranford NJ 07016
  Wooster, Ohio 44691                Attn: Transfer Department
  (330) 264-1222                     800-368-5948 * Fax: 908-272-1006


All common shares of Wayne Bancorp, Inc. are voting shares and are traded on
NASDAQ, under the symbol "WNNB" as a Small Cap Issue.   At December 31, 1999
there are 4,602,985 shares outstanding and 1,439 shareholders of record. The range of market prices are compiled from data provided by the national market system.




DIVIDEND AND MARKET PRICE DATA
                                                                 Cash
                                                               Dividends
Quarter Ended                         High         Low           Paid
-------------------------------------------------------------------------
1999  March 31 ..................   $35.75        $34.00       $0.15
      June 30....................    35.75         33.63        0.15
      September 30...............    33.94         25.50        0.15
      December 31................    30.00         23.50        0.15

1998  March 31...................   $47.75        $38.50       $0.09
      June 30....................    40.25         34.38        0.11
      September 30...............    37.00         28.50        0.13
      December 31................    35.75         29.00        0.15


FORM 10-K

A copy of the Company's 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission is available to shareholders without charge. To obtain a copy, direct your request to David P. Boyle, Treasurer, P.O. Box 757, Wooster, OH 44691.

January 27, 2000


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

The effectiveness of and compliance with established control systems is monitored through a continuous program of internal audit and credit examina-tions. In recognition of cost-benefit relationships and inherent control limitations, some features of the control system are designed to detect rather than prevent errors, irregularities and departures from approved policies and practices. Management believes that the system of controls is adequate to prevent or detect errors or irregularities that would be material to the financial statements and that timely corrective actions have been initiated when appropriate.

The Company engaged Crowe, Chizek and Company LLP, independent certified public accountants, to render an opinion on the financial statements. The accountants have advised management that they were provided with access to all information and records deemed necessary to render their opinion.

The Board of Directors exercises its responsibility for the financial state-ments and related information through the Audit Committee, which is comprised entirely of outside directors. The Audit Committee meets on a regular basis with mangement, the Internal Auditor of the Company, and Crowe, Chizek and Company LLP to assess the scope of the annual audit plan, to review the status and results of audits, to review the Annual Report and Form 10-K, including major changes in accounting policy and reporting practices, and to approve non-audit related services rendered by the independent auditors. Crowe, Chizek and Company LLP also meets with the Audit Committee, without management being present, to afford them the opportunity to express their opinion on the adequacy of management's compliance with the established policies and procedures and the quality of the financial reporting.


  David L. Christopher                David P. Boyle, CPA
  Chairman of the Board               Treasurer
  & Chief Executive Officer           Wayne Bancorp, Inc.
  Wayne Bancorp, Inc.


Report of Crowe, Chizek and Company LLP
 Independent Auditors


Board of Directors and Shareholders
Wayne Bancorp, Inc. - Wooster, Ohio

We have audited the accompanying consolidated balance sheets of Wayne Bancorp, Inc. as of December 31, 1999 and 1998 and the related consolidated statements of income and comprehensive income, cash flows and changes in shareholders' equity for each of the three years in the period ended December 31, 1999.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant esti-mates made by management, as well as evaluating the overall financial state-ment presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wayne Bancorp, Inc. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.


  Columbus, Ohio
  January 27, 2000                     Crowe, Chizek and Company LLP



                          CONSOLIDATED BALANCE SHEETS

                                                             December 31,
(In thousands of dollars except share data)               1999          1998
-------------------------------------------------------------------------------
ASSETS
 Cash and due from banks.........................        $23,660     $20,470
 Federal funds sold..............................          3,720       7,340
                                                    ---------------------------
          Total cash and cash equivalents........        27,380      27,810

 Securities, available-for-sale..................       150,018     175,007
 Loans and leases ...............................       356,503     324,199
     Less:
       Allowance for loan losses ................         5,197       4,916
                                                    --------------------------
       Net loans and leases......................       351,306     319,283
 Premises and equipment .........................         9,260       8,591
 Accrued income receivable and other assets .....         7,924       7,986
                                                    --------------------------
  TOTAL ASSETS...................................      $545,888    $538,677
                                                    ===========================

LIABILITIES
 Deposits
  Interest bearing ..............................      $395,087    $369,328
  Non-interest bearing...........................        66,728      65,815
                                                    -------------------------
 Total deposits..................................       461,815     435,143
 Short-term borrowings...........................        25,683      36,989
 Federal Home Loan Bank advances.................         1,288       2,558
 ESOP loan.......................................           400         600
 Other liabilities...............................         3,456       4,320
                                                    -------------------------
  Total liabilities.............................        492,642     479,610

SHAREHOLDERS' EQUITY
 Common stock, stated value $1.00.................        4,917       4,917
   Shares authorized - 12,000,000 in 1999 and 1998
   Shares issued -      4,917,218 in 1999 and 1998
   Shares outstanding - 4,602,985 in 1999 and
                        4,849,974 in 1998
  Paid in capital.................................       13,256      13,310
  Retained earnings ..............................       47,049      41,989
  Unearned ESOP shares - 4,545 shares in 1999 and
                         9,091 shares in 1998             (200)       (400)
  Treasury stock, at cost - 314,233 shares in 1999
                         and 67,244 shares in 1998     (10,887)     (2,308)
  Accumulated other comprehensive income..........        (889)      1,559
                                                      ------------------------
  Total shareholders' equity......................      53,246      59,067
                                                      --------------------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......     $545,888    $538,677
                                                      ==========================

See Notes to Consolidated Financial Statements

       CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In thousands of dollars except             Years ended December 31,
per share data)                          1999       1998       1997
----------------------------------------------------------------------------
INTEREST INCOME:
 Interest and fees on loans.......     $28,650    $28,264     $27,529
 Interest on securities:
    Taxable.......................       7,135      7,299       6,952
    Nontaxable....................       1,660      1,513       1,517
 Other interest income............         385        697         291
                                     ------------------------------------
 Total interest income............      37,830     37,773      36,289

INTEREST EXPENSE:
 Interest on deposits ............      14,548     14,645      13,978
 Interest on repurchase agreements
  and other borrowed funds........       1,498      1,686       1,545
                                   ------------------------------------
 Total interest expense...........      16,046     16,331      15,523
                                   ------------------------------------
NET INTEREST INCOME...............      21,784     21,442      20,766
 Provision for loan losses .......         180        240         906
                                   ------------------------------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES.......      21,604     21,202      19,860

OTHER INCOME:
 Service charges and fees on
  deposit accounts................       1,737      1,724       1,695
 Income from fiduciary activities.       1,506      1,414       1,343
 Net gains (losses) on sale of
  loans...........................          30        (32)
 Net gains (losses) on sales of
  securities......................          51          8          (8)
 Other noninterest income.........         708        610         547
                                     ------------------------------------
  Total other income..............       4,032      3,724       3,577

OTHER EXPENSES:
 Salaries and employee benefits ..       7,654      7,520       7,486
 Occupancy and equipment..........       1,911      1,805       1,735
 Other operating expenses ........       4,913      5,478       5,575
                                    ------------------------------------
 Total other expenses.............      14,478     14,803      14,796


INCOME BEFORE INCOME TAX EXPENSE..      11,158     10,123       8,641
INCOME TAX EXPENSE................       3,303      2,811       2,921
                                    ------------------------------------
 NET INCOME.......................      $7,855     $7,312      $5,720

Other comprehensive income, net of tax
 Unrealized gain(loss) on available-for-
  sale securities arising during the
  period...........................      (2,482)       867         373
 Reclassification adjustment for
  amounts realized on securities
  included in net income...........          34        (5)           5
                                   ---------------------------------------
    Total other comprehensive
     income.......................      (2,448)       862          378
                                   ---------------------------------------
  COMPREHENSIVE INCOME............       $5,407    $8,174       $6,098

PER SHARE DATA:

 NET INCOME PER SHARE - BASIC.....       $1.69      $1.50         $1.16
 NET INCOME PER SHARE - DILUTED...       $1.69      $1.50         $1.16
                                     ==========  ==========    ==========
See Notes to Consolidated Financial Statements

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               Years ended December 31,
(In thousands of dollars)                   1999       1998       1997
-------------------------------------------------------------------------------
OPERATING ACTIVITIES
 Net Income.......................       $7,855      $7,312      $5,720
 Adjustments to reconcile net cash
  provided by operating activities:
    Provision for loan losses.....          180         240         906
    Depreciation and amortization.        1,331       1,328       1,647
    Federal Home Loan Bank stock
     dividends....................         (123)       (124)        (94)
    Amortization of investment
     security premiums and accretion
     of discounts, net............          724         117          204
    Compensation expense on ESOP
     shares.......................          146         154
    Deferred income taxes.........           (5)        (21)       (582)
    Change in interest receivable.          345        (710)        (33)
    Change in interest payable....          (48)        (90)        (34)
    Other, net....................         (349)       (412)        955
                                     ------------------------------------
  Net cash provided by operating
    activities....................       10,056       7,794       8,689

INVESTING ACTIVITIES
 Securities available-for-sale:
  Purchases.......................      (47,268)    (82,255)    (42,792)
  Proceeds from maturities and
    repayments....................       57,773      46,503       44,844
  Proceeds from sales.............       10,174       2,467        8,554
 Securities held-to-maturity:
  Purchases.......................                    (990)       (1,900)
  Proceeds from maturities and
   repayments.....................                   2,500         4,066
 Net increase in loans and leases.     (32,669)    (12,090)      (35,774)
 Proceeds from sales of loans.....         466      11,914
 Purchase of premises and equipment
  (net)...........................      (1,683)       (679)       (1,224)
                                     ------------------------------------
 Net cash (used) by investing
  activities......................     (13,207)    (32,630)      (24,226)

FINANCING ACTIVITIES
 Net increase in deposits.........      26,672      25,252        13,252
 Net increase (decrease) in short-
  term borrowings.................     (11,307)      (960)         6,063
 Proceeds from Federal Home Loan
  Bank advances...................      12,000      1,800            838
 Repayment of Federal Home Loan
   Bank advances..................     (13,270)       (66)           (14)
 Cash dividends paid..............      (2,398)    (1,997)        (1,505)
 Treasury stock purchased, net....      (8,976)    (2,474)          (375)
                                     ------------------------------------
 Net cash provided by financing
  activities......................       2,721     21,555          18,259

Increase (decrease) in cash and
 cash equivalents.................       (430)    (3,281)           2,722
Cash and cash equivalents at
 beginning of year................      27,810     31,091          28,369
                                      ------------------------------------
Cash and cash equivalents at
 end of year......................     $27,380    $27,810         $31,091
                                      ====================================
Significant non-cash transactions:
Transfer of held-to-maturity
  securities to available-for-sale                $17,681
Transfer of loans from portfolio
  to held for sale................                $11,914

See Notes to Consolidated Financial Statements

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                     For the Three Years Ended December 31, 1999

                                                             Accumulated
(In thousands of                                    Unearned    Other
dollars except     Common  Paid-In Retained Treasury  ESOP  Comprehensive
per share data)     Stock  Capital Earnings  Stock   Shares    Income    Total
-------------------------------------------------------------------------------
Balance, January 1,
  1997.........    $4,917  $13,356  $33,088  ($88)    $          $319  $51,592

Net income.....                       5,720                              5,720

Cash dividends
 ($.42 per share)                   (1,652)                             (1,652)

Cash dividends
 of pooled affiliates
($.32 per share)                      (143)                               (143)

Purchase of treasury
 stock (17,091 shares)                      (674)                         (674)

Dividends reinvested
 (7,264 shares)                              290                           290

Sale of treasury
 stock (8,325 shares)                        299                           299

Change in estimated
 fair value of securities
 available for sale                                             378        378
                      -------------------------------------------------------
Balance, December 31,
  1997..........     4,917  13,356  37,013  (173)               697     55,810

Net income......                     7,312                               7,312

Cash dividends
 ($.48 per share)                   (2,336)                              (2,336)

Purchase of treasury
 stock (80,556 shares)                    (2,907)                       (2,907)

Dividends reinvested
 (9,495 shares)                              339                           339

Sale of treasury
 stock (10,619 shares)                       433                           433

Common stock acquired
 pursuant to ESOP                                  (600)                  (600)

Shares issued under
 ESOP                         (46)                  200                    154

Change in estimated
 fair value of securities
 available-for-sale                                             862        862
                      ----------------------------------------------------------
Balance, December 31,
  1998..........     4,917  13,310  41,989 (2,308) (400)      1,559     59,067

Net income......                     7,855                               7,855

Cash dividends
 ($.60 per share)                   (2,795)                             (2,795)

Purchase of treasury
 stock (260,533 shares)                     (8,976)                     (8,976)

Dividends reinvested
 (13,544 shares)                               397                         397

Shares earned under
 ESOP.............             (54)                   200                  146

Change in estimated
 fair value of securities
 available-for-sale                                         (2,448)     (2,448)
                     ----------------------------------------------------------
Balance, December 31,
  1999..........     $4,917 $13,256  $47,049 ($10,887)($200) ($889)    $53,246
                     ==========================================================

See Notes to Consolidated Financial Statements

N O T E S T O C O N S O L I D A T E D F I N A N C I A L S T A T E M E N T S (In thousands of dollars except per share data)

1.   NATURE OF OPERATIONS

Wayne Bancorp, Inc., is a multi-bank holding company, its bank subsidiaries, Wayne County National Bank (WCNB) and Chippewa Valley Bank (CVB), conduct general commercial banking business, while its non-bank subsidiary, MidOhio Data, Inc. (MID) performs data processing services for WCNB. Wayne National Corporation, a wholly-owned subsidiary of WCNB, is a partner in a leasing company which is no longer active.

The Company's bank affiliates operate in the single industry of commercial banking, while these subsidiaries offer a wide variety of services and pro-ducts, they are all deemed to be part of commercial banking. The Company's non-bank affiliate conducts operations solely related to data processing and currently serves WCNB.

The Company has 23 banking locations in Wayne, Holmes, Medina and Stark counties in Ohio. Through this branch network, the Company provides a wide variety of services to businesses, individuals, institutional and governmental custo-mers. These services include commercial and personal checking accounts, savings and time deposits, business and personal loans, real estate loans, leases, safe deposit facilities and electronic banking. Substantially all loans are secured by specific identified collateral including business assets, consumer assets and real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. Real estate loans are secured by both residential and commercial real estate.

The Company operates a Trust Department which offers comprehensive trust admin-istrative services, and agency, trust and investment services to individuals, corporations, partnerships, institutions and municipalities. In addition, the Company provides retail investment services, including mutual funds and annuities as well as discount brokerage services which offer stock trading services to customers.

2.  SUMMARY OF SIGNIFICANT
    ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Wayne Bancorp, Inc. and its wholly owned subsidiaries, WCNB, CVB and MID, as well as WCNB's wholly owned subsidiary Wayne National Corporation, collectively referred to as the Company. All significant intercompany transactions have been eliminated.

Use of Estimates in the Preparation of Financial Statements

To prepare financial statements in conformity with generally accepted accounting principles,management makes estimates and assumptions based on available information. These estimates and assumptions affect amounts reported in the financial statements and disclosures provided; future results could differ.
The collectibility of loans, fair value of financial instruments and the status of contingencies are particularly subject to change.

Cash Flows

Cash and cash equivalents includes cash, deposits with other financial institutions and federal funds sold. Net cash flows are reported for loan and deposit transactions. For the years ended December 31, 1999, 1998 and 1997, income taxes paid totaled $3.10 million, $3.32 million, and $3.09 million and interest paid totaled $16.09 million, $16.42 million and $15.56 million respectively.

Securities

Securities can be classified as held-to-maturity, available-for-sale, or trading. Securities are classified as held-to-maturity and carried at amoritzed cost, when management has the positive intent and ability to hold them to maturity. Securities are classified as available-for-sale when they may be sold prior to maturity. Securities available-for-sale may be sold by the Company if needed for liquidity, asset-liability management, or other rea-sons. Securities available-for-sale are carried at fair value, with unreal-ized holding gains and losses reported separately as part of accumulated other comprehensive income in shareholders' equity, net of tax. Securities are classified as trading when the security is purchased principally for sale in the near term. These securites are carried at fair value, with unrealized gains and losses included in earnings. Other securities, such as the Federal Reserve Bank stock and Federal Home Loan Bank stock, are carried at cost. Interest income includes amortization of purchase premiums and discounts. Realized gains or losses are calculated based on the amortized cost of the specific security sold. For the periods ending December 31, 1999 and 1998, the Company's securities were classified exclusivley as available-for-sale.

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

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance established through a provision for loan losses charged to expense. The allowance is the amount which, in the opinion of management, is necessary to provide for probable losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on evaluations of the collectibility of loans out-standing, taking into consideration prior loan loss experience, loan quality, current economic conditions and other pertinent factors. Loans which are deemed uncollectible are charged-off and deducted from the allowance and recoveries on loans previously charged-off are restored to the allowance.

Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller balance loans of similar nature, such as residential mortgage and consumer loans, and on an individual loan basis for other loans. In addition, loans held for sale and leases are excluded from consideration of impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected exclusively from the col-lateral. Loans are evaluated for impairment when payments are delayed, typically 60 days or more, or when it is probable that all principal and interest amounts will not be collected according to the original terms of the loan.

Other Real Estate

Other real estate is recorded at the lower of cost or fair value, less estimated costs to sell. Any reduction from the carrying value of the related loan to fair value at the time the property is acquired is accounted for as a loan charge-off. Any subsequent reductions in the fair value are reflected in a valuation allowance through a charge to other real estate expense. Expenses incurred to carry other real estate are charged to operations as incurred.
There was no other real estate held at December 31, 1999 and 1998.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. De-preciation is computed on a straight-line method over the estimated useful life of the asset. Assets are reviewed for impairment when events indicate the carrying amount may not be recoverable. Maintenance and repairs are charged to expense as incurred and major improvements are capitalized.

Intangibles

Purchases of intangibles, primarily Goodwill and Core Deposit Intangible, is the excess of purchase price over identified tangible net assets in a business acquisition. Intangibles are included in Other Assets and are recorded at cost, less accumulated amortization, and amortized over their useful lives.

Goodwill consists of two components arising from separate acquisitions made by the Company's subsidiaries. In July of 1991, WCNB acquired four branches of the former First Savings and Loan Company of Massillon, Ohio, and in March of 1996, CVB purchased two branches from the First National Bank of Ohio. The amortization period for Goodwill is ten years for WCNB and fifteen years for CVB, and their balances at December 31, 1999 were $199,000 and $910,000.
Core Deposit Intangible which arose from WCNB's acquisition, is being amor-tized over a ten year period and has a balance of $56,000 at December 31, 1999. Amortization of these intangibles totaled $317,000 for 1999 and 1998, and $789,000 for 1997.

Trust Department Assets and Income

Assets held by the Company in a fiduciary or other capacity for its trust cus-tomers are not included in the accompanying consolidated financial statements since such items are not assets of the Company. Fee income on fiduciary activities is accrued based on expected fees to be collected from various fi-diciary accounts. These fees are primarily based on, among other things, a fixed regular fee, a percentage of assets managed fee, and a percentage of the earnings on trust assets.

Repurchase Agreements

Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

Stock Compensation

Employee compensation expense under stock option plans is reported if options are granted below market price at grant date. Pro forma disclosures of net income and earnings per share are shown using the fair value method of SFAS No. 123 to measure expense.

Income Taxes

The Company records income tax expense based on the amount of taxes due on its tax return plus the change in deferred taxes. Deferred tax assets and lia-bilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed by using enacted tax rates. A valuation allowance, if needed, reduces defer-red tax assets to the amount expected to be realized.

Employee Stock Ownership Plans

The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of shareholders' equity. Compensation expense is based on the market price of the shares as they are committed to be released to par-ticipant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest.

Per Share Amounts

Net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period, as restated for shares issued in business combinations accounted for as poolings-of-interest, stock splits and stock dividends. Basic and dilutive weighted-average shares out-standing for 1999, 1998 and 1997 were 4,658,781, 4,879,649 and 4,913,784. Unreleased
ESOP shares are not considered to be outstanding for the purpose of deter-mining weighted-average shares. The effect of stock options granted were non-dilutive as the exercise price exceeded the market value at year end.

Business Combination

Effective March 31, 1998, Chippewa Valley Bancshares, Inc., Rittman, Ohio, merged into the Company. The transaction was affected through the exchange of 2.1916 common shares of the Company's stock for each of Chippewa's out-standing common shares, with cash paid in lieu of fractional shares. There were 981,837 shares issued in this transaction. Chippewa had assets of $140.2 mil-lion and deposits of $121.3 million with branches in Wayne, Medina and Summit counties, Ohio. Chippewa will operate as a wholly-owned subsidiary of the Company.

The acquisition of Chippewa was accounted for as a pooling-of-interests. The consolidated financial statements give retroactive effect to the trans-actions. The following is a summary of the separate results of operations of the Company and Chippewa for the three months ended March 31, 1998 and the year ended December 31, 1997.

  (dollars in thousands)

                            Three months
                               ended         Year ended
                              March 31,      December 31,
                                1998             1997
                            -----------------------------
  Net interest income
       Company..........        $4,026         $15,699
       Chippewa.........         1,319           5,067
                            ------------------------------
         Combined.......        $5,345         $20,766
                            ===============================
  Net income
       Company..........        $1,349          $5,621
       Chippewa.........           368              99
                            -------------------------------
         Combined.......        $1,717          $5,720
                            ===============================

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale which are also recognized as separate components of equity.

Dividend Reinvestment Plan

The Company maintains a dividend reinvestment plan whereby the Company's share-holders are eligible to acquire new common shares of stock at 100% of the cur-rent estimated fair market value in lieu of receiving cash dividends. Share-holders can have all or part of their normal cash dividends reinvested in the Company's stock. During 1999, 13,544 shares of stock were allocated under the plan in lieu of cash dividends of $397 thousand. The Company can either acquire these shares on the open market to fund its obligation, or use shares held as treasury stock.

Dividend Restrictions

Banking regulations require maintenance of certain capital levels which may limit the amount of dividends paid by the bank subsidiaries to the holding company or the holding company to shareholders. See Note #14 for regulatory capital requirements and dividend restrictions.

Fair Values of Financial Instruments

Fair values of financial instruments are estimated using relevant market infor-mation and other assumptions, as more fully disclosed separately. Fair value estimates involve uncertainties and matters of significant judgement regard-ing interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates. The fair value of estimates of existing on- and off-balance sheet financial instruments does not include the value of anticipated future business or the values of assets and liabilities not considered financial instruments.

New Accounting Pronouncement

Beginning January 1, 2001, a new accounting standard will require all deriv-atives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge item, even if the fair value of the hedged item is not otherwise recorded. This is not expected to have a material effect but will depend on derivative holdings when this standard applies.

Reclassifications

Certain reclassifications have been made to amounts previously reported to conform with the current financial statement presentation.

3.  SECURITIES

The summary of amortized cost and fair values of securities available-for-sale are as follows at December 31, 1999

                                               Gross       Gross
                                  Amortized  Unrealized  Unrealized    Fair
(dollars in thousands)               Cost       Gains       Losses     Value
------------------------------   --------------------------------------------
U.S. Treasury.................     $33,160       $17       ($261)   $32,916
Federal Agency
   Obligations................      35,371         2        (453)    34,920
Mortgage-backed Securities....      13,083        20        (141)    12,962
Obligations of States and
   Political Subdivisions.....      37,931       183        (420)    37,694
Corporate Obligations.........      29,094         6        (305)    28,795
Other Securities..............       2,726        63         (58)     2,731
                                  -------------------------------------------
                                  $151,365      $291     ($1,638)  $150,018
                                  ===========================================

The summary of amortized cost and fair values of securities available-for-sale are as follows at December 31, 1998:

                                                Gross       Gross
                                   Amortized  Unrealized  Unrealized    Fair
(dollars in thousands)                Cost      Gains       Losses     Value
------------------------------     -------------------------------------------
U.S. Treasury.................       $24,132      $362       $        $24,494
Federal Agency
  Obligations.................        49,597       546        (5)      50,138
Mortgage-backed Securities....        21,104       251        (3)      21,352
Obligations of States and
  Political Subdivisions......        36,321       878       (13)      37,186
Corporate Obligations.........        38,884       213       (23)      39,074
Other Securities..............         2,607       185       (29)       2,763
                                   -------------------------------------------
                                    $172,645    $2,435      ($73)    $175,007
                                   ===========================================

During 1999, 1998 and 1997 proceeds from the sales of securities available-for-sale were $10.2 million, $2.5 million and $8.6 million with gross gains of $54 thousand, $9 thousand and $2 thousand, and gross losses of $3 thousand, $1 thousand and $10 thousand included in earnings.

In connection with the merger by the Company in March 1998, CVB transferred all of its securities classified as held-to-maturity to available-for-sale. The securities were transferred in order to align the investment objectives of CVB with those of WCNB. The carrying value of the securities transferred was $17.7 million. The unrealized gain at the time the securities were trans-ferred was $263 thousand. The after-tax effect of the transfer was an increase in equity of approximately $174 thousand.

The amortized cost and estimated fair value of the securities at December 31, 1999 by contractual maturity, are shown below. Expected maturities may dif-fer from the contractual maturities because borrowers may have the right to call or prepay the obligations with or without call or prepayment penalties.

(dollars in thousands)                 Amortized      Fair
                                          Cost        Value
                                      ---------------------
            Due in one year or less...  $32,563     $32,511
            Due after one year
             through five year........   92,641      91,560
            Due after five years
             through ten years........    9,285       9,186
            Due after ten years.......    1,067       1,068
                                       ---------------------
                                        135,556     134,325

            Mortgage Backed
             Securities...............   13,083      12,962
            Equity Securities.........    2,726       2,731
                                       ---------------------
                                       $151,365    $150,018
                                       =====================

Securities were pledged to secure public and trust deposits, securities sold under agreements to repurchase, and for other purposes required or permitted by law. Such pledged securities at December 31, 1999 and 1998 had a carrying amount of $70.9 million and $64.4 million, respectively.


4. LOANS AND LEASES

The composition of the loan portfolio at December 31 is as follows:

(dollars in thousands)                  1999        1998
                                      -------------------
            Commercial ...........    $146,504   $129,504
            Real Estate...........     147,068    131,820
            Consumer Installment..      48,411     48,141
            Home Equity...........      12,234     11,252
            Direct Lease Financing       2,179      2,835
            Credit Card..........            0        543
            Other Loans..........          107        104
                                      --------------------
                                      $356,503   $324,199
                                      ====================

The Banks have granted loans to the officers and directors of the Company and its subsidiaries and their related business interests. The aggregate dollar amount of these loans was $6.8 million and $5.8 million at December 31, 1999 and 1998, respectively. During 1999, $3.3 million of new loans and advancements were made and the repayments on loans to these parties totaled $2.3 million.

5.  ALLOWANCE FOR LOAN LOSSES

A summary of the activity in the allowance for loan losses is as follows:

(dollars in thousands)                 1999      1998      1997
                                     ---------------------------
       Balance at Beginning
        of Year....................  $4,916     $4,923    $4,274
       Loans Charged Off...........    (261)      (483)     (551)
       Loan Recoveries.............     362        236       294
       Provision for Loan Losses...     180        240       906
                                     ----------------------------
       Balance at End of Year......  $5,197     $4,916    $4,923
                                     ============================

The Company had no impaired loans at December 31, 1999 or 1998. During 1999, the Company had no impaired loans while the average balance for impaired loans was $153 thousand during 1998. Income earned on the cash basis for the year ended December 31, 1998 was $3 thousand. Balances of loans past due 90 days or more and still accruing interest were immaterial at December 31, 1999 and 1998.

6. PREMISES AND EQUIPMENT

A summary of the premises and equipment balances at December 31 is as follows:

(dollars in thousands)                    1999      1998
                                         ----------------
          Land.....................      $1,810    $1,530
          Premises and Leasehold
           Improvements............       9,576     9,146
          Furniture and Equipmement       7,841     6,901
                                        -------------------
                                         19,227    17,577
            Less Accumulated
             Depreciation..........      (9,967)   (8,986)
                                        -------------------
                                         $9,260    $8,591
                                       ====================

Depreciation expense was $1.01 million in 1999, $1.01 million in 1998, and $858 thousand in 1997.


7.  DEPOSITS


Time certificates of deposit with a balance of $100,000 or more were $32.0 mil-lion and $25.3 million at December 31, 1999 and 1998 respectively. Interest expense on these deposits was $1.37 million, $1.41 million and $1.28 million for 1999, 1998, and 1997, respectively.

At year-end 1999, stated maturities on time certificates of deposit were as follows:

(dollars in thousands)
                             2000........................ $115,789
                             2001........................   43,995
                             2002........................   10,303
                             2003........................    9,614
                             2004........................    6,833
                             Thereafter..................       26
                                                         ----------
                                                          $186,560
                                                         ==========
8.   BORROWINGS

Federal funds purchased, securities sold under agreements to repurchase and treasury tax and loan deposits are financing arrangements. Physical control is maintained for all securities sold under agreements to repurchase. Securities sold under agreements to repurchase totaled $24.5 million and $37.0 million while treasury tax and loan deposits totaled $598 thousand and $44 thousand at December 31, 1999 and 1998, respectively. Information concerning securities sold under agreements to to repurchase is as follows:

(dollars in thousands)                                1999          1998
                                                    -----------------------
Average month-end balance during the year.........   $28,636        $35,653
Average interest rate during the year.............     4.11%          4.40%
Maximum month-end balance during the year.........   $35,436        $38,987


Securities underlying these agreements at year-end were as follows:

(dollars in thousands)                                  1999         1998
                                                      ----------------------
Amortized cost of securities......................    $29,166       $42,024
Fair value of securities..........................    $28,943       $42,566


Federal Home Loan Bank advances include fixed and variable-rate notes from the Federal Home Loan Bank (FHLB) of Cincinnati. Principal balances on these notes at December 31, 1999, and 1998 were $1.3 million and $2.6 million, respec-tively. Interest expense on these borrowings for the years ending December
31, 1999, and 1998 was $196 thousand and $58 thousand respectively. The weighted average interest rate on these borrowings is 5.92%. These bor-rowings are secured by a blanket pledge of the Company's one-to-four family residential real estate loan portfolio and FHLB stock.

The principal repayments on these borrowings are as follows at December 31, 1999:

(dollars in thousands)       2000......................      $75
                             2001......................       79
                             2002......................    1,134
                                                        ----------
                                                          $1,288
                                                        ==========

Included in Short-term Borrowings are Line of Credit advances from Bank One. These advances carry a variable interest rate. The principal balance at Decmeber 31, 1999 was $605 thousand. The weighted average interest rate on th Line of Credit is 7.15%, while total interest expense was $31 thousand.
There was no related balance or interest expense for the year ended December 31, 1998.

9.  DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value approximates carrying value for all financial in-struments except those described below:

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

Commitments to Extend Credit and Standby Letters of Credit

The fair value of off-balance sheet loan commitments is considered nominal.

The estimated fair values of the Company's financial instruments are as follows:

                                               1999              1998
                                       Carrying    Fair   Carrying     Fair
(dollars in thousands)                  Value     Value    Value      Value
                                     -----------------------------------------
Financial Assets:
 Cash and Short-term
  Investments..................        $27,380   $27,380   $27,810   $27,810
 Securities
   Available-for-sale..........        150,018   150,018   175,007   175,007
 Net Loans, excluding Leases...        349,127   346,174   316,447   324,848
 Accrued Interest Receivable...          4,274     4,274     4,619     4,619

Financial Liabilities:
 Deposits......................       (461,815) (462,692) (435,143) (437,052)
 Short-term borrowings.........        (25,683)  (25,683)  (36,989)  (36,989)
 Other borrowings..............         (1,288)   (1,217)   (2,558)   (2,576)
 ESOP loan.....................           (400)     (400)     (600)     (600)
 Accrued Interest Payable......         (1,604)   (1,604)   (1,652)   (1,652)

10. EMPLOYEE BENEFIT PLANS

The Company sponsors a non-contributory Employee Stock Ownership Plan (ESOP), and a 401(k) plan, in which all salaried employees with one year or more of service participate. Annual contributions to the ESOP are made by the Com-pany's subsidiaries in an amount equal to 6% of the aggregate compensation paid in such year to all eligible participants. ESOP contributions for the periods ending December 31, 1998 and 1997 were for WCNB only, and is prior to the adoption of this plan by CVB. The PSRP as reflected in the table below represents a prior benefit offered by the Company for employees of WCNB.
This plan, which was amended on May 31, 1999, called for contributions equaling 6.37% of aggregate compensation to the profit sharing plan and amounts equal to 2.25% of aggregate compensation being paid out in cash to all eligible employees. The 401(k) is funded through a salary reduction program, as well as a matching portion funded by the respective subsidiaries. The plan policy allows the Company to match up to 50% of the employees contri-bution, up to the first 6%. The ESOP has received a favorable determination letter from the Internal Revenue Service on the qualified status of the ESOP under applicable provisions of the Internal Revenue Code. Actual contribu-tions paid to the plans, by the Company, for the three years ending December 31, are as follows:

(dollars in thousands)                 1999     1998      1997
                                      -------------------------
       401(k)...................      $131       $23       $23
       ESOP.....................       329       244       229
       PSRP.....................        --       331       310
                                      -------------------------
                                      $460      $598      $562
                                      =========================

In April 1998, the ESOP borrowed funds from an unrelated financial institution to acquire common shares of the Company. The loan is secured by the shares purchased with the proceeds, and will be repaid by the ESOP with funds from discretionary contributions to the ESOP and earnings on the ESOP assets. The loan is also guaranteed by WCNB. The shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. As payments are made and shares are released from the suspense account, such shares will be validly issued, fully paid and nonassessable.
At December 31, 1999 the loan balance was $400 thousand, while the balance on this loan was $600 thousand at December 31, 1998.

Shares pledged as collateral are reported as unearned ESOP shares in the con-solidated balance sheets. As shares are committed to be released for alloca-tion, the Company reports compensation expense equal to the current market price of the shares, and shares become outstanding for earnings per share computations. Dividends on allocated shares are recorded as a reduction of retained earnings; dividends on unallocated shares are recorded as a reduc-tion of debt and accrued interest. ESOP compensation expense related to leveraged shares was $146 thousand in 1999 and $154 thousand in 1998. The ESOP shares as of December 31, 1999 and 1998 were as follows.

                                           1999      1998
                                         ------------------
      Allocated Shares...............    137,019   136,373
      Shares committed to be released
       for allocation................      9,092     4,546
      Unreleased shares..............      4,545     9,091
                                      ----------------------
                                         150,656   150,010
                                      ======================

The fair value of unreleased shares was $107 thousand at December 31, 1999.

CVB previously sponsored a non-contributory defined benefit pension plan covering substantially all of its employees. On November 23, 1998, the Board of Directors of CVB approved a resolution to cease the accrual of benefits under the plan effective December 31, 1998 and to terminate the pension plan effective February 28, 1999. The plan assets were frozen and the nonvested accumulated benefit obligation as of December 31, 1998 became vested. The vested benefit obligation was settled in 1999 by a lump-sum payment to each covered employee. The pension expense recognized by CVB was $126 thousand and $18 thousand in 1998 and 1997. respectively.

The Company established an incentive stock option plan in 1999 that covers directors and certain officers of the Company. Under this plan options to purchase stock have been granted to these directors and officers. This plan provides for the issue of up to 500,000 options. Exercise price is the market price at the date of grant. The maximum option term is ten years, options issued to directors are vested immediately, while options issued to certain officers vest over a three year period. In the event, however, of a change in control, options issued to these officers become fully vested and exer-cisable immediately.

A summary of the activity in the plan is as follows.

                                         1999
                            ----------------------------
                                               Weighted
                                                Average
                                                Exercise
                             Shares              Price
                            ----------------------------
  Outstanding at beginning
   of year................        0             $    0
  Granted.................   52,100              31.58
  Exercised...............        0                  0
  Forfeited...............        0                  0
                            -----------------------------
  Outstanding at end of
   year..................    52,100             $31.58
                            -----------------------------
  Options excercisable
   at year end...........    20,400
  Remaining shares
   available for grant...   447,900


Options outstanding at year-end 1999 were as follows:


                                    Weighted
                                     Average
Rang    e of                        Remaining
Exercise              Number       Contractual     Outstanding
Price              Outstanding        Life         Exercisable
--------------------------------------------------------------
    $26.00           17,900          10 years        9,000
    $34.50           34,200           9 years       11,400
               -----------------------------------------------
Outstanding
 at end of year      52,100         9.5 years       20,400
               ===============================================

Had compensation cost for stock options been measured using FASB Statement No. 123, net income and earnings per share would have been the pro forma amounts indicated below. The net pro forma effect may increase in the future if more options are granted.

                                                  1999
                                                 --------
Net Income as reported....................        $7,855
Pro forma net income......................         7,731

Basic earnings per share as reported......          1.69
Pro forma basic earnings per share........          1.66

Diluted earnings per share as reported....          1.69
Pro forma diluted earnings per share......          1.66


The proforma effects are computed using option pricing models, using the fol-lowing weighted-average assumptions as of the grant date.

                                         1999
                                   ---------------
Risk-free interest rate...........    4.59 - 5.73%
Expected option life..............       7.5 years
Expected stock price volatility...  23.89 - 25.21%
Dividend yield....................    2.00 - 2.50%

11. OTHER OPERATING EXPENSES

Other operating expenses include the following major categories of expense:

(dollars in thousands)             1999     1998     1997
                                 --------------------------
   Data Processing..........     $1,093   $1,246    $1,089
   Franchise Taxes..........        641      710       600
   Intangible  Amortization.        317      317       789
   Other Operating..........      2,862    3,205     3,097
                                 ---------------------------
                                 $4,913   $5,478    $5,575
                                 ============================

12. INCOME TAXES

Income tax expense and related balance sheet accounts are as follows:

(dollars in thousands)                  1999     1998     1997
                                     ----------------------------
 Federal Current...................   $3,308    $2,832    $3,503
 Federal Deferred (Benefit)........       (5)      (21)     (582)
                                     ----------------------------
                                      $3,303    $2,811    $2,921
                                     ============================
The sources of gross deferred tax assets and gross deferred tax liabilities at December 31, are as follows:

(dollars in thousands)                       1999      1998      1997
                                          ----------------------------
Items giving rise to deferred tax assets:
 Allowance for loan losses in excess of
  tax reserves...........................   $1,282    $1,263    $1,265
 Employee benefits.......................      373       375       265
 Intangible assets.......................      164       172       181
 Unrealized loss on securities
  available-for-sale.....................      458
 Other...................................        2        69        32


Items giving rise to deferred tax liabilities:
 Depreciation............................     (189)     (191)     (205)
 Leases..................................     (394)     (437)     (358)
 Unrealized gain on securities
  available-for-sale.....................               (803)     (359)
 Other...................................     (194)     (212)     (162)
                                           -----------------------------------
Net deferred tax assets..................   $1,502      $236      $659
                                           ===================================

The Company has sufficient taxes paid in prior years to support recording these deferred tax assets without a valuation allowance.

The reasons for the differences between income tax expense and the amount computed by applying the statutory federal income tax rate of 34% for the three years presented are as follows:

(dollars in thousands)            1999     1998     1997
                                -------------------------
   Tax at Federal Statutory
    Rate....................     $3,794   $3,442   $2,938
   Effect of Tax-Exempt
    Income..................       (447)    (416)    (430)
   Effect of Non-deductible
    Goodwill Amortization..          61       61       61
   Other....................       (105)    (276)     352
                                --------------------------
                                 $3,303   $2,811   $2,921
                                ===========================
   Effective Tax Rate.......     29.60%   27.80%   33.80%
                                ===========================

13. COMMITMENTS AND CONTINGENCIES

Various contingent liabilities are not reflected in the financial statements, including claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on financial conditions or results of operations.

Some financial instruments are used in the normal course of business to meet financing needs of customers. These financial instruments include commit-ments to extend credit, standby letters of credit and financial guarantees. These involve, to varying degrees, credit risk more than the amount reported in the financial statements.

As of December 31, 1999, the Company had outstanding standby letters of credit of $2.0 million compared to $1.9 million at December 31, 1998. These letters of credit are backed by notes signed by the customer. These notes are pri-marily variable-rate. In addition to these letters of credit, the Company had committments outstanding to extend credit and unfunded lines of credit to customers totaling approximately $62.5 million and $47.2 million at December 31, 1999 and 1998. All of these unfunded commitments are variable rate and mature within one year. These committments generally require the customer to maintain certain credit standards. Management does not anticipate any material losses as a result of these commitments.

At December 31, 1999, the Company was required to maintain $7.1 million either in cash or in balances with the Federal Reserve Bank. These balances do not earn interest.

The Company and WCNB have entered into employment agreements with certain officers of the Bank. The term of the agreements are ten years. The employ-ment agreements provide that in the event of a "change in control" of Wayne Bancorp, Inc., or WCNB, the officers would be entitled to benefits under the agreement. These benefits for some officers are 36 monthly cash payments, each equal to 8% of the sum of their respective compensation, including bonuses, paid to the officer in the last whole calender year preceding their termination of employment, and for other officers these benefits are 24 monthly cash pay-ments, each equal to 8% of the sum of their respective compensation, inclu-ding bonuses, paid to them in the last whole calender year preceding their termination of employment.

The President of the Company, who also serves as the President of CVB, is party to an employment agreement with CVB which is substantially the same as those described above. The agreement provides for three years of salary and bene-fits in the event his employment is terminated. This agreement is valid for 36 months from the date of the change in control. This agreement will expire on April 1, 2001.

14.  REGULATORY MATTERS

Dividends are paid by the Company from its assets which are mainly provided by dividends from its subsidiaries. However, certain restrictions exist in regard to the ability to transfer funds to the Company in the form of dividends.
The approval of the Comptroller of the Currency, for WCNB, and the Federal Reserve Board, for CVB, is required in order to pay dividends in excess of earnings retained in the current year plus retained earnings from the prece-ding two years. The amount of retained earnings available for dividends without this approval is $2.4 million for WCNB and $600 thousand for CVB. On January 6, 1999, WCNB received approval from the Comptroller of the Currency to pay a special dividend to the Company in the amount of $7.0 million, this approval expired on December 31, 1999. During the year ending December 31, 1999, WCNB exercised this approval and paid special dividends of $6.5 million to the Company.

The Company and its subsidiaries are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgements by regulators about components risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

The prompt corrective action regulations provide five classifications, including well captialized, adequately capitalized, undercapitalized, significantly under-capitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercap-italized, capital distributions are limited, as is asset growth and expan-sion, and plans for capital restoration is required. The minimum require-ments are:

                                    Capital to Risk-    Tier 1 Capital to
                                     Weighted Asset       Average Assets
                                   --------------------------------------
                                      Total     Tier 1
                                   --------------------------------------

  Well Capitalized................     10%        6%            5%
  Adequately Capitalized..........      8%        4%            4%
  Undercapitalized................      6%        3%            3%

At year-end, consolidated and Bank only actual capital levels (in thousands) and minimum required levels were as follows:


As of December 31, 1999                                     To Be Well
                                                          Capitalized Under
                                          For Capital       Prompt Corrective
                         Actual        Adequacy Purposes:   Action Provisions:
                   -----------------------------------------------------------
                     Amount     Ratio    Amount    Ratio     Amount       Ratio
                   -------------------------------------------------------------
Total Capital
(to Risk Weighted
Assets)
  Consolidated..    $57,385     16.5%   $27,829     8.0%    $34,787     10.0%
  WCNB..........     45,307     16.8%    21,574     8.0%     26,967     10.0%
  CVB...........     10,917     13.5%     6,484     8.0%      8,105     10.0%
Tier I Capital
(to Risk Weighted
Assets)
  Consolidated..    $53,026     15.2%   $13,915     4.0%   $20,872       6.0%
  WCNB..........     31,930     11.8%    10,787     4.0%    16,180       6.0%
  CVB...........      9,900     12.2%     3,242     4.0%     4,863       6.0%
Tier I Capital
(to Average Assets)
  Consolidated..    $53,026      9.7%   $21,808     4.0%   $27,259       5.0%
  WCNB..........     31,930      7.9%    16,091     4.0%    20,114       5.0%
  CVB...........      9,900      6.8%     5,869     4.0%     7,336       5.0%

As of December 31, 1998:

Total Capital
(to Risk Weighted
Assets)
  Consolidated..    $60,308     17.6%   $27,443     8.0%   $34,304      10.0%
  WCNB..........     48,157     18.5%    20,858     8.0%    26,072      10.0%
  CVB...........     11,386     14.2%     6,418     8.0%     8,023      10.0%
Tier I Capital
(to Risk Weighted
Assets)
  Consolidated..    $56,028     16.3%   $13,722     4.0%   $20,583       6.0%
  WCNB..........     34,892     13.4%    10,429     4.0%    15,643       6.0%
  CVB...........     10,381     12.9%     3,209     4.0%     4,814       6.0%
Tier I Capital
(to Average Assets)
  Consolidated..    $56,028     10.7%   $20,881     4.0%   $26,101       5.0%
  WCNB..........     34,892     9.20%    15,220     4.0%    19,025       5.0%
  CVB...........     10,381      7.4%     5,610     4.0%     7,013       5.0%

At year end 1999 and 1998, the Company and subsidiaries were categorized as well captialized. Management is not aware of any conditions subsequent to year end that would change the Company's or the Banks' capital category.


15. WAYNE BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

BALANCE SHEETS                           Years Ended
(dollars in thousands)                   December 31,
                                         1999      1998
                                       ----------------
ASSETS
 Cash...............................      $33       $24
 Securities Available-for-sale......      820     1,182
 Subordinated Note from Subsidiary..   10,000    10,000
 Investment in Subsidiaries.........   44,077    48,206
                                      -------------------
TOTAL ASSETS........................  $54,930   $59,412
                                      ===================
LIABILITIES.........................   $1,684      $345
SHAREHOLDERS' EQUITY................   53,246    59,067
                                      -------------------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY.............  $54,930   $59,412
                                      ===================

STATEMENTS OF  INCOME
(dollars in thousands)                             Years Ended December 31,
                                                  1999      1998      1997
                                              -------------------------------
Dividends from Subsidiaries..................   $11,087    $3,679    $1,994
Other Income.................................       632       657       662
                                              -------------------------------
                                                 11,719     4,336     2,656
Other Expenses...............................       286       445       407
                                              --------------------------------

Income Before Income Taxes and Equity in
 Undistributed Earnings of Subsidiaries......    11,433     3,891     2,249

Federal Income Tax Benefit...................      (94)     (130)      (109)
                                                -----------------------------
                                                11,527     4,021      2,358
Equity in Undistributed Earnings
 (Distributions in Excess of Earnings)
  of Subsidiaries............................   (3,672)    3,291      3,362
                                                -----------------------------
Net Income...................................   $7,855    $7,312     $5,720
                                                =============================

STATEMENT OF CASH FLOWS
(dollars in thousands)                             Years Ended December 31,
                                                  1999      1998      1997
                                               ------------------------------
OPERATING ACTIVITIES
  Net Income...................................   $7,855    $7,312    $5,720
  Adjustments to Reconcile Net
   Income to Net Cash Provided
    by Operating Activities:
  (Equity in Undistributed Earnings)
    Distributions in Excess of Earnings
    of Bank Subsidiaries......................     3,672   (3,291)    (3,362)
   Other, Net.................................       (67)     (26)       299
                                                ------------------------------
  Net Cash Provided by
    Operating Activities......................    11,460    3,995      2,657

INVESTING ACTIVITIES
 Purchase of Securities Available-for-sale....       (24)    (460)      (981)
 Proceeds from Sales and Maturities
  of Securities Available-for-Sale............       200      914        456
 Capitalization of MidOhio Data, Inc..........      (850)
                                                -----------------------------
  Net Cash Provided (Used) by
    Investing Activities......................     (674)      454       (525)

FINANCING ACTIVITIES

 Net Increase(Decrease) in short-term
  borrowings..................................      605
 Repayment of long-term debt..................                          (213)
 Cash Dividends...............................   (2,398)   (1,997)    (1,505)
 Dividends on Unallocated ESOP shares.........       (8)       (6)
 Treasury Stock Purchased, Net................   (8,976)   (2,474)      (375)
                                                -----------------------------
 Net Cash Used by Financing
  Activities..................................  (10,777)   (4,477)    (2,093)
                                                -----------------------------
 Increase (Decrease) in Cash..................        9       (28)        39
 Cash at Beginning of Year....................       24        52         13
                                                -----------------------------
 Cash at End of Year..........................      $33       $24        $52
                                                ==============================


16.  QUARTERLY FINANCIAL DATA
     (Unaudited)

                                 March 31  June 30  September 30  December 31
1999                            --------------------------------------------

 Interest Income...............  $9,305    $9,374     $9,464         $9,687
 Net Interest Income...........   5,425     5,473      5,433          5,453
 Provision for Loan Losses.....      54        54         27             45
 Net Income....................   2,030     2,001      1,946          1,878
 Earnings Per Share............    0.43      0.43       0.42           0.41

1998

 Interest Income...............  $9,393    $9,584     $9,311         $9,484
 Net Interest Income...........   5,345     5,445      5,157          5,495
 Provision for Loan Losses.....      60        60         60             60
 Net Income....................   1,717     1,923      1,810          1,862
 Earnings Per Share............    0.35      0.39       0.37           0.39


MANAGEMENT DISCUSSION AND ANALYSIS

Introduction

The following commentary represents managements discussion and analysis of the Companys financial condition and results of operations. This review high-lights the principle factors affecting earnings during 1999, 1998 and 1997 and significant changes in the consolidated balance sheets for the years ending December 31, 1999 and 1998. Financial information for prior years is presented when appropriate. The objective of this financial review is to enhance the readers understanding of the accompanying financial statements and related information of the Company. This review should be read in con-junction with the audited consolidated financial statements, footnotes, financial ratios and statistics and other information contained in this report, and the Companys 10-K. Where applicable, managements insights of known events and trends are discussed that have or may reasonably be expected to have a material effect on the Companys operations and financial condition.

Wayne Bancorp, Inc. is a locally managed and operated multi-bank holding company whose bank subsidiaries include Wayne County National Bank (WCNB) and Chippewa Valley Bank (CVB). The Company also operates a data processing company, MidOhio Data, Inc. (MID), which performs data processing services for WCNB. These entities are collectively referred to as the "Company."
The Company provides banking and financial related services to individual and commercial customers in Wayne, Holmes, Medina and Stark counties. The Companys deposits are insured by the Federal Deposit Insurance Corporation, and both bank subsidiaries are members of the Federal Reserve System. WCNB is subject to supervision, examination and regulation by the Comptroller of the Currency, and CVB is subject to supervision, examination and regulation by the Federal Reserve Board and the Ohio Division of Financial Institutions. MID is subject to supervision, examination and regulation by the Federal Reserve Board.

Bank Acquisition

On March 31, 1998, Wayne Bancorp, Inc., (Wayne) acquired 100% of the common stock of Chippewa Valley Bancshares, Inc. (Chippewa). The acquisition was accounted for as a pooling-of-interests. Under the pooling-of-interests method of accounting, the historical basis of the assets and liabilities are carried forward at their recorded amounts, and the shareholders equity is consolidated on the balance sheet. In addition, a pooling-of-interests requires all financial statements to be retroactively restated as if the ac-quisition had taken place prior to the periods presented.

Pursuant to the merger, Wayne exchanged 2.1916 shares of the Companys Common stock for each share of Chippewas outstanding common shares, which resulted in 981,837 shares being issued in the transaction. At the effective date of the merger, Chippewa had total assets of $140.2 million and total shareholders equity of $10.1 million.

The merger of Chippewa into Wayne has enhanced the overall ability of the Company to grow and generate earnings. This merger has expanded the Companys market area into Medina County through the addition of nine banking centers and 85 employees. As a result of this acquisition, the bank subsidiaries have had the opportunity to share skills and resources as well as align product offerings and standardize fees.

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

The Company does not undertake, and specifically disclaims any obligation, to publicly revise any forward-looking statements to reflect events or circum-stances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

TABLE 1: Financial Ratios for Five Years

___________________________________1999______1998______1997______1996______1995
Rate of return on:
  Average Assets................   1.47%     1.44%     1.19%     1.43%    1.32%
  Average Equity................  14.44%    12.60%    10.69%    13.34%   12.11%
  Beginning Equity..............  13.30%    13.10%    11.09%    13.79%   12.69%
As a Percent of Average Assets:
  Net Interest Income...........   4.07%     4.21%     4.32%     4.29%    4.42%
  Non-Interest Income...........   0.75%     0.74%     0.75%     0.98%    0.79%
  Provision for Loan and Lease
    Losses......................   0.03%     0.05%     0.19%     0.07%    0.06%
  Non-Interest Expense..........   2.71%     2.91%     3.08%     3.16%    3.30%
  Dividends as a Percent of Net
   Income.......................  35.58%    31.95%    31.38%     24.50   27.24%

Other
 Average Loans & Leases to
  Average Deposits..............  76.88%    77.31%    78.71%    74.04%   75.94%
 Net Loan & Lease Charge-offs
  (Recoveries) to Average
   Loans & Leases...............  (0.03%)    0.08%     0.08%     0.11%   (0.04%)
 Allowance to Year End Net
   Loans & Leases...............   1.46%     1.51%     1.52%     1.48%    1.58%
 Average Shareholders' Equity to
   Average Assets...............  10.16%    11.39%    11.13%    10.74%   10.92%
Changes in Average Balances:
 Total Assets...................   5.08%     5.91%     5.81%    11.45%    5.24%
 Shareholders' Equity...........  (6.28%)    8.45%     9.66%     9.54%   10.03%
 Loans and Leases...............   7.32%     3.30%    10.58%     6.32%   11.62%
 Deposits.......................   7.92%     5.18%     4.01%     9.10%    4.02%


RESULTS OF OPERATIONS

The Companys Net income for 1999 was $7.86 million, which is an increase of $543 thousand, or 7.4% over 1998 net income of $7.31 million, which increased $1.59 million, or 27.8% from net income of $5.72 million in 1997. Net income per share, basic and diluted, was $1.69 in 1999, compared to $1.50 in 1998 and $1.16 in 1997.

Return on average assets for 1999 was 1.47%, compared to 1.44% in 1998 and 1.19% in 1997, while return on average equity was 14.44% in 1999, compared to 12.60% in 1998 and 10.69% in 1997.

The allowance for loan and lease losses as a percentage of total net loans and leases at December 31, 1999 was 1.46%, compared to 1.51% and 1.52% for December 31, 1998 and 1997 respectively.

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

Total interest and fee income for 1999 was $37.8 million, which is an increase of $57 thousand, or .15% over the $37.8 million earned in 1998, which increased $1.5 million, or 4.1% over the $36.3 million earned in 1997. The most signi-ficant impact on the Companys interest income for 1999 was the effect the decrease in the prime lending rate had on earning assets. Despite the strong loan growth of $32.3 million, the prime lending rate was down by as much as 75 basis points for at least the first six months of the year compared to 1998, which restricted the Companys ability to increase its yield on earning assets. The prime lending rate did recover however during 1999, through three rate increases, once in each of the second, third and fourth quarters. During 1998, the increase in net interest income was due to an increase of $32.6 million in earning assets, while in 1997 these assets increased $23.2 mil-lion. During 1999, the Company did experience a slight increase in earning assets of $3.7 million, which comprised an increase in loans of $32.3 million offset by a decline in fed funds sold and securities of $28.6 million.
During 1998, the increase was concentrated in the securities portfolio, whereas the growth in 1997 was primarily in the loan portfolio. These changes in the composition of earning assets is largely effected by loan demand and market conditions, which can be impacted by a variety of factors, including interest rates, economic forecasts and the global economy. The tax equivalent yield on average earning assets for 1999 was 7.68% compared to 7.80% in 1998 and 8.21% in 1997. The decrease in yield is primarily due to the Federal Reserve lowering the benchmark federal funds rate in the fourth quarter of 1998 by 75 basis points.

Total interest expense for 1999 was $16.0 million, which decreased $285 thousand, or 1.7% over interest expense of $16.3 million in 1998, which in-creased $808 thousand, or 5.2% over interest expense of $15.5 million in 1997. The yield or cost of funds, on average interest bearing deposits and borrowed funds, was 3.89% at December 31, 1999, compared to 4.12% at December 31, 1998 and 4.19% at December 31, 1997. Total interest bearing liabilities at Decem-ber 31, 1999 were $422.5 million, which increased $13.0 million from $409.5 million in 1998, which increased $22.8 million from $386.7 million in 1997.
The decline in the cost of funds in 1999 is a result of the Company lowering rates on deposits simultaneously as rates were adjusted downward on interest earning assets during 1998. The decrease in rates paid on deposits is a factor of the Companys management of interest rates in order to preserve the net interest income of the Company.

The Companys Asset/Liability Committee monitors the maturity structure and rates of all interest earning assets and interest bearing liabilities to maintain stability in the net interest income. Throughout 1999, the Company operated with a slightly negative one-year GAP position, where interest bearing liabilities subject to repricing exceeded interest bearing assets subject to repricing within the one-year period. This negative position is favorable during a falling rate environment. Although the Company was in a negative GAP position, the net interest spread, which is the difference between rates earned on assets and the rates paid on deposits and borrowed funds, increased from 3.68% in 1998, to 3.79% in 1999. This increase in the net interest spread is primarily from the Company converting its lower yielding investments into higher yielding loans.

Provision and Allowance for Loan and Lease Losses

The provision for loan and lease losses is an expense item charged to operations of the Company. The provision is recorded to maintain the balance in the related balance sheet account, allowance for loan and lease losses, at a level which management considers adequate to absorb reasonably probable credit losses within the loan portfolio. The adequacy of the allowance is determined by management based on several factors. These factors include estimates of probable losses within the current portfolio, prior historical losses, the mix and size of the current portfolio, as well as current economic conditions. In addition to these factors, the Company also monitors the amount of unsecured credit that has been extended at the evaluation date that remains unfunded. While the analysis identifies and allocates portions of the allowance to specific problem loans, the entire amount is available for any losses that may occur.

At December 31, 1999, the allowance for loan losses was $5.20 million, or 1.46% of total net loans and leases compared to $4.92 million, or 1.51% at December 31, 1998. The decrease in this ratio from 1998 to 1999 is due to the 10% increase in outstanding loan balances, without an increase in non-performing loans. During 1999, the Company experienced net recoveries of $101 thousand while in 1998 the Company had net charge-offs of $246 thousand.

Past due and non-performing loans are one of the primary factors that manage-ment uses to determine the adequacy of the allowance for loan and lease losses. At December 31, 1999, the Company had loans that were past due 90 days or more and still accruing interest of $181 thousand, or .05% of total loans and leases compared to $288 thousand or .09% at December 31, 1998. At December
31, 1999 and 1998, the Company had no loans on a non-accrual status. Based on this activity and the quality of the current portfolio, management feels the current allowance for loan and lease losses is adequate to cover probable losses.

The provision for loan and lease losses charged to operations was $180 thousand in 1999 compared to $240 thousand in 1998, and $906 thousand in 1997. The decrease in 1999 was due to a decline in the volume of non-performing loans and a recovery received by CVB during the year which alleviated their need to record a current provision. The increase in 1997 is due to an additional provision of $600 thousand made by CVB in order to bring their allowance for loan and lease losses in line with that of WCNB. Management anticipates that the provision charged to operations in 2000 will not change significantly from the 1999 provision.

Other Income

Other income of the Company consists of fees generated for providing banking related services to our customers. This income is derived from several components, including service charges and fees on deposits, income for Trust and Investment Services, and other non-interest income, which includes fees for safety deposit box rental, check cashing, brokerage services and servic-ing of mortgage loans that have been sold into the secondary market, other miscellaneous income, and gains or losses on the sale of loans and securi-ties. In 1999, total other income was $4.03 million compared to $3.72 million in 1998, and $3.58 million in 1997.

Service charges and fees on deposits in 1999 were $1.74 million compared to $1.72 million in 1998, and $1.70 million in 1997. The Companys management monitors our market area to ensure that the fees charged on these deposit accounts are competitive within our market. In addition, management also reviews the costs associated with offering these accounts when determining the fee to charge the customer.

Trust and Investment Services income for 1999 was $1.51 million, which is an increase of $92 thousand, or 6.5% over 1998 income of $1.41 million, which increased $71 thousand, or 5.3% over income of $1.34 million in 1997. The increase in Trust income is primarily based on the steady increase in assets under management, as this income is based on a fixed regular fee as well as a percentage of assets managed fee and a percentage of earnings fee. As a portion of the Trust earnings are based on capital appreciation and earnings, the Trust division earnings can fluctuate based on capital markets conditions that are outside of managements control. The fair-market value of Trust assets at December 31, 1999 was $321 million compared to $314 million and $285 million for December 31, 1998 and 1997 respectively.

Other non-interest income was $789 thousand in 1999, which increased $203 thousand, or 34.6% from the $586 thousand earned in 1998, which increased
$47 thousand or 8.7% from the $539 thousand earned in 1997. The increase in 1999 over 1998 is due to increases in substantially all areas of non-interest income. Some of these increases are due to the Company aligning the fee structure among the subsidiary banks on various services as well as increas-ing fees where appropriate. Further, in 1999 the Company realized a net gain on sales of securities of $51 thousand, compared to $8 thousand in 1998. The increase in 1998 over 1997 was due to similar increases as seen in 1999.

Non-Interest Expenses

Non-interest expenses are comprised of expenses relating to salaries and employee benefits, occupancy and equipment, and other operating expenses. Total non-interest expenses were $14.48 million in 1999, which decreased $325 thousand, or 2.2% from $14.80 million in 1998, which increased $7 thousand, or 0.05% from $14.79 million in 1997.

Total salaries and employee benefits were $7.65 million in 1999, which in-creased $134 thousand, or 1.8% over $7.52 million in 1998, which increased $34 thousand, or 0.45% from $7.49 million in 1997. The primary factor contribu-ting to the increase in 1999 was an increase in salaries and related payroll taxes as a result of the annual salary adjustments. The Company reviews compensation on an annual basis and makes adjustments as needed to set com-pensation at a level that is competitive within our market area. These increases are offset by a reduction of $273 thousand in expenses related to retirement benefits due to the Company restructuring its benefit plans early in the year. During 1998, the slight increase is primarily due to the same factors as in 1999, which is an increase in compensation offset by reductions in ex-penses related to retirement benefits and group insurance. During 1998, salaries and related benefits increased due to the annual adjustments, as well as a special adjustment made in the second half of the year in order to retain trained staff and make starting salaries more attractive. This increase in compensation was offset by a decrease in expenses related to re-tirement benefits. Further, in 1998, group insurance costs decreased by $169 thousand compared to 1997.

Occupancy and equipment expense was $1.91 million in 1999, which increased $106 thousand, or 5.9% from $1.81 million in 1998, which increased $70 thousand, or 4.0% from $1.74 million in 1997. The primary reason for the ongoing increase from year to year is related to depreciation on new equip-ment purchased to maintain operating efficiency as well as the related annual maintenance costs. Beyond this, 1999 was a year of growth and expansion, with the addition of the new mortgage lending center, the relocation of CVBs Clinton Banking Center to Canal Fulton in Stark County, formation of a new data processing company, MidOhio, Data Inc., and other miscellaneous improve-ments at several branch locations. This growth in the Companys infrastructure represents managements commitment to provide convenient access to all of its customers. In addition to this expansion, the increase in expense during 1999 can also be attributed to "Y2K" related expenses, due to equipment upgrades and modifications to enable the Company to operate in emergency conditions. The Company also incurs ongoing expenses to maintain the condi-tion and appearance of its facilities and renovate as needed for staffing requirements and other reasons.

Other operating expenses were $4.91 million in 1999, which decreased $565 thousand, or 10.3% from $5.48 million in 1998, which decreased $97 thousand, or 1.7% from $5.58 million in 1997. The decrease in 1999 from 1998 is pri-marily attributable to the Companys on-going commitment to control costs where possible. The Company experienced significant declines in several areas during 1999, including franchise taxes, donations, legal and profes-sional fees, data processing and computer expense and Visa processing costs. These decreases were offset by increases in the following areas, stationary and supplies, advertising, and expenses related to the Companys operation of ATMs. The decrease in 1998 from 1997 is due to a reduction in directors fees, amortization expense and advertising expense. These decreases were offset by increases in franchise taxes, donations, data processing and computer related expenses mainly for "Y2K" compliance and testing, legal and professional fees and ATM related expenses.

Income Taxes

Federal income taxes were $3.30 million, which increased $492 thousand or 17.5% from $2.81 million in 1998, which decreased $110 thousand or 3.8% from $2.92 million in 1997. The change in federal income taxes is due to the changes in pre-tax earnings of the Company as well as adjustments of deferred tax assets and liabilities as a result of the acquisition of CVB during 1998. The income tax expense represents an effective tax rate of 29.6% for 1999, 27.8% for 1998, and 33.8% for 1997. The effective tax rate paid by the Com-pany is impacted by the amount of tax-free income that is generated through tax-exempt securities and loans to tax-exempt customers.

FINANCIAL CONDITION

Total assets at December 31, 1999 were $545.9 million, which is an increase of $7.2 million, or 1.34% over total assets of $538.7 million at December 31, 1998. The Companys earning assets increased $3.7 million from $506.5 million in 1998 to $510.2 million in 1999. At December 31, 1999 earning assets as a per-centage of total assets were 93.5% compared to 94.0% at December 31, 1998.
The growth in the Company's balance sheet was primarily in the loan port-folio, which represented 65.3% of the total assets at December 31, 1999 com-pared to 60.2% at December 31, 1998. The securities portfolio experienced a decline from 32.5% of total assets at December 31, 1998 to 27.5% at December
31, 1999. The growth in earning assets was primarily funded through growth in deposits and borrowed funds of $14.8 million, which grew from $472.1 mil-lion at December 31, 1998 to $486.9 million at December 31, 1999.

Securities

The securities portfolio serves a primary role in the overall context of asset and liability management by providing liquidity, earnings, and diversification. The securities portfolio is used to fund loans and deposit outflows, enhance Company earnings through purchases of high quality investments, and manage the credit and interest rate risk inherent in the balance sheet.

To maintain sufficient liquidity, the Company invests primarily in shorter-term securities of less than five years remaining maturity. These include U.S. Treasury and Agency securities, which are direct obligations of the U.S. government and agencies of the U.S. government. These types of investments are considered risk-free from a credit standpoint and offer a lower yield than other securities. To increase the overall yield of the securities port-folio, the Company also purchases shorter-term government guaranteed mortgage backed securities and high quality corporate bonds. To reduce overall tax-liability, the Company invests in obligations of state and political subdi-visions, which are generally exempt from federal income tax.

The Companys investment portfolio is classified entirely as available-for-sale. Securities classified as available-for-sale, are carried at fair value on the balance sheet with unrealized holding gains or losses reported as a separate component of equity, net of tax. Available-for-sale securities are those which may be sold prior to maturity for liquidity, asset liability management or other reasons. Although the Company currently does not have any securi-ties classified as held-to-maturity, the Company may use this classification in the future if conditions warrant for those securities which management has the ability and intent to hold to maturity. During 1998, as a result of the acquisition, the Company transferred securities held by CVB with an amortized cost of $17.7 million from held-to-maturity to available-for-sale; to conform to the classification method historically followed by the Company.

The securities portfolio was $150.0 million at December 31, 1999, compared to $175.0 million at December 31, 1998. This decrease is due to shifting these funds into higher yielding commercial and residential loans during 1999 as well as planning investment maturities to allow the Company to be well posi-tioned in the event there were significant "Y2K" related withdrawals. Also, during 1999 the bond market experienced an increase in yields, which pushed market prices downward, as bond prices move in the opposite direction of yields. This increase in yields has created net unrealized losses in the securities portfolio of $1,347 thousand at December 31, 1999, compared to net unrealized gains of $2,362 thousand at December 31, 1998. Although these securities are held as available-for-sale, and can be sold as needed for liquidity or risk management purposes, the Company does not anticipate real-izing any material losses during 2000.

Loans and Leases

The Companys loan portfolio consists of a variety of loans including: commercial, agricultural, residential and commercial real estate, consumer and direct lease financing. The Companys market area includes Wayne, Holmes, Medina and Stark counties.

Total loans and leases at December 31, 1999 were $356.5 million compared to $324.2 at December 31, 1998. This represents an increase of $32.3 million, or 9.96% from 1998 to 1999. While total loans grew considerably during the year, the composition remained substantially the same indicating that growth was fairly proportionate between the major loan categories. The three major loan categories are commercial, real estate and consumer which represented 41%, 41% and 14% of total loans and leases at December 31, 1999, compared to 40%, 41% and 15% respectively at December 31, 1998.

Commercial loans at December 31, 1999 were $146.5 million, which increased $17.0 million, or 13.1% from $129.5 million at December 31, 1998. Despite the prime lending rate increasing 75 basis points and returning to 1998 levels, the Company experienced strong loan growth and increased demand in the Com-mercial loan area.

Real estate loans at December 31, 1999 were $147.1 million compared to $131.8 million at December 31, 1998. This represents an increase of $15.2 million, or 11.6%. This increase is a continuation of the growth experienced during 1998, as a result of low interest rates, a strong economy and low unemployment.
The Company is expecting growth in 2000 to slow somewhat compared to 1999 and 1998 as a result of the higher interest rate environment. Despite recent rate increases, the Company will continue to pursue growth in this area. In addition to the Companys real estate loans recorded on the balance sheet, the Company also services approximately $20.1 million of loans that have been sold into the secondary market. The Company did not sell any loans during 1999, however management may consider the sale of additional loans into the secondary market as market conditions warrant, to align the portfolio and provide liquidity for future loan demand. There were no loans held for sale as of December 31, 1999.

Consumer loans at December 31, 1999, were $48.4 million, which increased $270 thousand, or .56% from $48.1 million at December 31, 1998. This slight increase is due to favorable employment conditions as well as an increased level of consumer spending and confidence as a result of the strong economy. As con-sumer loans carry the greatest risk proportionately within the loan port-folio, the Company will continue to grant credit in a conservative manner as management believes this will maintain the quality of the portfolio and potentially minimize future losses in economic down cycles.

Sources of Funds

The Company has a commitment to provide a full range of banking products and services to its customers. The deposit products offered by the Company provide a means for customers to safely invest their money while earning a competitive rate of return on their funds.

The Companys primary sources of funds are core deposits originated from within its market area. The Company considers its core deposits to be tra-ditional checking, savings and certificate of deposit accounts. At December
31, 1999, total deposits were $461.8 million, which increased $26.7 million, or 6.1% over total deposits of $435.1 million at December 31, 1998. The primary reason for this increase in core deposits is due to the Company implementing two certificate of deposit specials and growth in the Platinum Money Market account. In addition to these deposits, the Company holds securities sold under agreements to repurchase (repurchase agreements). Although the Company experienced a decline in these balances during 2000, repurchase agreements continue to provide the Company with a stable source of funds while offering attractive yields for corporate customers. Repurchase agreements at December 31, 1999 were $24.5 million, which is a decrease of $12.4 million, or 33.6% from $36.9 million at December 31, 1998.

During 1999, the Company experienced a slight shift in the deposit mix com-pared to 1998. From a percentage standpoint, commercial deposits, which includes checking accounts as well as money market savings and checking accounts, remained relatively unchanged, while savings deposits declined slightly as a result of growth in certificates of deposit. As in 1998, customers have continued to primarily invest in shorter-term certificates of deposit, which allows them more flexibility and liquidity in the event rates rise during the term of their certificate.

In addition to core deposits and repurchase agreements, the Company has alternative funding sources for loan demand, primarily from overnight fed-eral funds borrowings and advances from the Federal Home Loan Bank. The Company currently has approximately $40.69 million available in overnight federal funds that may be drawn from correspondent banks, none of which had been used as of December 31, 1999. In addition, the subsidiaries are members of the Federal Home Loan Bank system, which provides funding based on a per-centage of balances in one-to-four family residential loans. At December 31, 1999, the Company had outstanding advances from the Federal Home Loan Bank of $1.3 million, and a balance on the line of credit of $605 thousand. Although these alternative funding sources generally cost more than core deposits, they allow the Company to customize the borrowing terms to match the repay-ment schedule on loans. The Company may utilize these alternative funding sources more aggressively in the future based upon deposit growth and loan demand.

Core deposit growth is an ongoing objective of Management to facilitate fund-ing for loan demand and asset growth. However, as consumers become more "mobile" through direct deposit, on-line banking and other means, growing these core deposits with traditional accounts and services is becoming more difficult. In addition, the direction of interest rates as well as compe-titive pressure will continue to play a key role in deposit growth during 2000. In late 1998, WCNB added a Debit Card to its portfolio of products.
The Debit Card is very popular and convenient as it allows customers to make purchases at a variety of locations, withdraw cash from the ATM, transfer funds between accounts and perform account inquiries. In addition to this new product, WCNB added an ATM at its Fredericksburg banking center, while CVB installed an ATM at its new Canal Fulton banking center. These product and system enhancements allow the Banks to offer our customers competitive pro-ducts and convenient access.

Capital Management

The Company is committed to managing capital for maximum shareholder benefit and maintaining strong protection for depositors and creditors. Capital con-sists primarily of four components including common stock, surplus, or additional paid in capital, undivided profits and net unrealized gains or losses on available-for-sale securities. Bank regulators monitor capital adequacy closely and consider it a very important factor in ensuring the safety of depositors accounts. As a result, bank regulators established risk based capital standards, which measure the amount of a banks required capital in relation to the degree of risk contained in the balance sheet, as well as off the balance sheet. When calculating ratios for capital adequacy, net unrealized gains or losses on available-for-sale securities are excluded from the capital base.

There are several key ratios used to monitor capital adequacy. One such ratio is the percent of stockholders equity to total assets. At December 31, 1999 this ratio was 9.75% compared to 10.97% at December 31, 1998. The primary reason for this decline is due to the Companys share buy back program that was announced in January of 1999. Under this program, the Board of Directors authorized the repurchase of up to 5% of the Companys outstanding stock, over a two-year period, based upon availability, price and other considerations. During 1999, the Company did purchased the full amount of the authorized shares by purchasing over 260,000 shares on the open market.

Another key ratio is return on equity, which is a measure of efficiency that reflects the Companys ability to generate net income as a percentage of its capital base. For the year ended December 31, 1999 return on average equity was 14.4%, compared to 12.6% at December 31, 1998.

Other key ratios used in determining capital adequacy include the risk based capital ratio and the leverage capital ratio. The risk based capital ratio is based on the risk-adjusted assets of the Company as a percentage of the Companys adjusted capital. The Companys assets are assigned risk weightings based upon the risk inherent in those assets, and then these risk-weighted assets are compared to the Companys adjusted capital, which includes the Companys capital accounts less intangibles, plus a portion of the allowance for loan and lease losses. Regulatory agencies require a minimum ratio of 8%, with at least half of that being in core capital. Core capital, or Tier 1 capital, consists of shareholders equity less general intangibles and Tier 2 capital includes Tier 1 capital plus a portion of the allowance for loan and lease losses. The leverage ratio compares Tier 1 capital to the Companys average assets, adjusted for general intangibles.

The Companys total risk based capital ratio at December 31, 1999 and 1998 was 16.5% and 17.6% respectively. The Company's Tier 1 capital to risk-weighted assets ratio was 15.2% at December 31, 1999 and 16.3% at December 31, 1998, while the Companys leverage ratio was 9.7% at December 31, 1999 compared to 10.7% at December 31, 1998.

The Company has set minimum internal capital adequacy ratios to comply with banking regulations as well as maintain capital at levels that will provide long-term strength and performance to the Company. These levels as set by the Companys Board of Directors and management are: primary capital of 8.5%, risk based capital of 10.0%, and the leverage ratio at 7.0%.

The Companys source of capital primarily comes from subsidiary earnings as well as sales of treasury stock. During 1999, the earnings from these sub-sidiaries were $7.42 million, compared to $6.97 million at December 31, 1998. Due to the share buy back program, the Company did not sell any treasury stock during 1999, however proceeds from the sale of treasury stock were $433 thousand during 1998. The outflows of capital include cash dividends paid to share-holders as well as purchases of treasury stock. For the year ended December
31, 1999, the Company paid dividends of $2.79 million, or $.60 per share, compared to $2.34 million, or $.48 per share in 1998. During 1999, the Com-pany purchased $8.98 million in Treasury stock compared to $2.91 million during 1998. Of the cash dividends paid, $397 thousand and $339 thousand was reinvested by shareholders under the Companys dividend reinvestment plan for the years ending December 31, 1999 and 1998 respectively.

Asset and Liability Management

The Companys primary market risk exposure is interest rate risk, and to lesser extents liquidity and prepayment risk. Interest rate risk is the risk that the Companys financial condition could be adversely affected by move-ments in interest rates, which is inherent in banking as a result of repri-cing that may occur in interest earning assets and interest bearing liabil-ities. The income of financial institutions is primarily derived from the excess interest earned on assets over the interest paid on liabilities. This fundamental premise places extreme importance on monitoring and controlling interest rate risk.

There are several methods employed by the Company to monitor and control interest rate risk. One such method is through the use of a "GAP" analysis. The GAP is defined as the difference between the repricing of assets and liabilities within certain time periods. Therefore, the objective of GAP management is to match maturities and repricing of loans and deposits to reduce interest rate risk and maintain liquidity. The repricing can occur due to changes in rates on variable rate products, maturities, and acceler-ated payments. A positive GAP, where there are more assets repricing than liabilities, is beneficial in a rising rate environment and a negative GAP, where there are more liabilities repricing than assets is favorable in a falling rate environment. It is the Companys policy to maintain a fairly neutral GAP position of -10% or +10% in the one year period. During 1999, the Company maintained an average GAP of -7.71%, and at December 31, 1999, the GAP was -7.83%. A second strategy used by the bank to reduce exposure to interest rate risk is to originate variable rate loans that reprice with prime and other indices. Currently, the Company has $92.3 million, or 25.9%, of total loans and leases written as variable rate loans. A third strategy is to invest excess funds in highly liquid federal funds that mature and reprice on a daily basis. At December 31, 1999, the Company had $3.7 million in federal funds sold. In addition, the Company classifies its investment portfolio as available-for-sale, which allows the Company to sell these investments if needed to manage risk, provide liquidity and take advantage of interest rate swings. Finally, the Company has the ability to obtain funding from the Federal Home Loan Bank, where advances are tailored to match loan rates and terms. Also, to enhance the Companys asset liability management, a modeling program is employed which will allow the Company to "shock" the balance sheet with different interest rate scenarios. This program will provide additional information on an ad-hoc basis and assist with pricing of loans and deposits under certain conditions.

The following table provides information about the Companys financial instru-ments that are sensitive to changes in interest rates as of December 31, 1999. Based upon the information and assumptions set forth in the tables and notes. For loans, securities and deposit liabilities with contractual maturities, the table represents principal cash flows and the weighted interest rate.
For variable rate loans, the contractual maturity and weighted interest rate was used with an explanatory footnote as to repricing periods. For liabil-ities without contractual maturities, such as savings, and Money Market accounts, a decay rate was used to match their most likely withdrawal behavior. (dollars in thousands)

                       Principal/Notional Amount Maturing in:            Fair
                                                       There-            Value
                  2000    2001    2002   2003    2004   after    Total  12/31/99
------------------------------------------------------------------------------
RATE-SENSITIVE
 ASSETS:
Fixed interest
 rate loans(1) 19,524  27,912  26,261  22,245  30,212  138,017  264,171  261,218
Average interest
 rate.........  8.76%   8.55%   8.90%   8.79%   8.45%    7.33%    7.98%
Variable interest
 rate
 loans(1)(2).. 38,391   7,198   6,880   4,173   5,434   30,256   92,332   92,332
Average interest
 rate.........  8.90%   7.84%   8.02%   7.99%   8.56%    8.96%    8.89%
Fixed interest
 rate securi-
 ties(1)(7)..  35,317  43,352  26,455  22,016   5,289   18,936  151,365  150,018
Average interest
 rate........   5.82%   5.68%   5.83%   5.97%   5.19%    5.64%    5.76%
Other interest-
 earning
 assets(3)...   3,720    ---      ---    ---      ---     ---     3,720    3,720
Average interest
 rate........   5.23%    ---      ---    ---      ---     ---     5.23%


RATE-SENSITIVE
 LIABILITIES:
Non-interest
 bearing
 checking(4)..  16,682  13,346  10,009   8,341   8,341   10,009  66,728   66,728
Savings & interest-
 bearing
 checking(5)..  41,705  41,705  31,279  31,279  20,853   41,705 208,527  208,527
Average interest
 rate.........   2.96%   2.96%   2.91%   2.91%   2.91%    2.91%   2.91%
Certificates of
 deposit(1)..  115,789  43,995  10,303   9,614   6,833       26 186,560  187,437
Average interest
 rate........    4.92%   5.69%   5.69%   5.67%   5.10%    4.79%   5.19%
Fixed interest
 rate bor-
 rowings(1)..      275     27    1,134    ---      ---      ---   1,688    1,617
Average interest
 rate........    7.03%  7.03%    5.92%    ---      ---      ---   6.53%
Variable interest
 rate borrow-
 ings(1)(6)...  19,563  1,224    1,224   1,224   1,224    1,224  25,683   25,683
Average interest
 rate.........   4.63%  4.56%    4.56%   4.56%    4.56%   4.56%    4.61%


(1)  Assumes amortization based on contractual maturity and repayment.
(2) The Company's adjustable rate commercial loans and home equity loans are based on the prime rate of interest as stated in The Wall Street Journal and are subject to repricing when the prime rate is adjusted. The ad-justable rate mortgage loans are based on the one-year constant maturity treasury index and are subject to annual repricing.
(3) The federal funds rate is subject to daily repricing and is that which is currently offered by the correspondent bank buying these short term overnight funds.
(4) Non interest bearing checking accounts assume a decay rate of 25%, 20%, and 15%, for the first three years respectively, 12.5% for each of years four and five with the remaining 15% being more than five years.
(5) Savings, NOW, and Money Market accounts assume a decay rate of 20% for years one and two, 15% for years three and four, 10% for year five with the remaining 20% being more than five years.
(6) Repurchase agreements are subject to monthly repricing and are based on the prior month's average discount rate for the 3-month treasury bill. Decay is assumed to be 75% in year one with 5% for the remaining years and there-after.
(7) Reported at amortized cost. Includes a nominal amount of variable rate securities.

Liquidity

Liquidity management is the ability of the Company to meet the credit needs and cash demands of its borrowers and depositors. Through the Companys Asset/Liability Committee, management analyzes and manages liquidity. The Companys primary source of liquidity is cash, federal funds sold and cash flows provided by maturities and amortization in the loan and investment portfolios.

At December 31, 1999, cash and cash equivalents were $27.4 million, or 5.0% of total assets. The change in cash and cash equivalents is shown in the Consolidated Statement of Cash Flows and summarizes activity for the three years ending December 31, 1999. During 1999, the Company generated net cash flows from operating activities of $10.05 million, including net income of $7.86 million. During 1999, the Company had a net use of cash in investing activities of $13.21 million. The use of this cash was primarily to fund the growth in the loan portfolio, which represented a net cash outflow of $32.67 million. During 1999, the Company generated net cash flows of $2.72 million in financing activities. The primary source of cash was from the net growth in the Companys deposits of $26.67 million, which was offset by divi-dends paid of $2.39 million, $8.98 million paid to purchase Treasury stock and reductions in short-term borrowings of $11.9 million.

The liquidity needs of the Company, primarily cash dividends, are met through dividends from the subsidiaries. Management is not aware of any trend or event which would result in the Company not being able to meet its current and expected future cash needs.

Year 2000 Issue

The Company is pleased to announce that it did not experience any Y2K related problems at the turn of the century, nor does it anticipate any problems developing during the year 2000. During 1998, the Company began preparing for Y2K by performing thorough inventories of all of its computer equipment, related software and technology, as well as preparing a contingency plan for Y2K. As a result of this internal inventory, the Company was able to identify potential problem areas as well as prepare a timeline for correcting and or updating equipment as needed. During 1999, the Company continued its preparation by proxy testing software and processing systems, as well as making the neces-sary modifications as needed to install generators at key locations in the event of a Y2K related power failure. The Company estimates that a total of approximately $500 thousand was spent preparing for Y2K preparation during the years ended December 31, 1999 and 1998 As a result of this extensive pre-paration and planning, the Company was well prepared for any Y2K related problems and did not experience any losses.

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

In managements opinion, changes in interest rates affect the financial condition and results of operations to a far greater degree than changes in the inflation rate. While interest rates are greatly influenced by changes in the inflation rate, they do not change at the same rate or magnitude as the infla-tion rate. Rather, changes in interest rates are based on monetary policies. The Company protects earnings from interest rate volatility through offering variable rate loan and deposit products and asset/liability management.

New Accounting Pronouncement

Beginning January 1, 2001, a new accounting standard will require all deriv-atives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This is not expected to have a material effect on financial position and results of operations, since the Company has not historically engaged in these activities, however the effect will depend on derivative holdings when this standard applies.




                  NOTICE OF ANNUAL STOCKHOLDERS' MEETING
                          TO BE HELD APRIL 20, 2000


                      TO THE HOLDERS OF COMMON SHARES:

Notice is hereby given that pursuant to the call of its Directors, the annual meeting of Wayne Bancorp, Inc. will be held at Memories Party & Conference Center, 2437-B Back Orrville Road, Wooster, Ohio on April 20, 2000 at 2:00 p.m., for the purpose of considering and voting upon the following matters as more fully described in the attached Proxy Statement dated March 20, 2000:

1. Election of Directors: To elect the three (3) directors named in the attached Proxy Statement.

2. To Ratify the engagement of Crowe, Chizek & Company LLP as the indepen-dent auditors of the company.

3. Taking action on any other matter which may be brought before said meeting or any adjournment thereof.

Stockholders of record at the close of business on February 29, 2000 will be entitled to vote the number of shares held of record in their names on that date. The transfer books will not be closed. The date of this notice is March 20, 2000.


By Order of the Board of
Directors

Jimmy D. Vaughn, Secretary


                                  IMPORTANT

All Stockholders are cordially invited to attend the meeting. Whether or not you plan to attend in person, you are urged to sign the enclosed Proxy and return it promptly in the envelope provided. This will assure your represen-tation and a quorum for the transaction of business at the meeting. If you do attend the meeting in person, the Proxy will not be used if so requested by you.

                               PROXY STATEMENT

                               March 20, 2000

                                   GENERAL

This statement is furnished in connection with the solicitation of proxies to be used at the Annual Stockholders' Meeting of Wayne Bancorp, Inc., an Ohio Corporation (the "Company"), to be held on April 20, 2000 at 2:00 p.m. at Memories Party and Conference Center, 2437-B, Back Orrville Road, Wooster, Ohio, or any adjournment thereof. A stockholder, without affecting any vote previously taken, may revoke his/her Proxy by giving notice to the Secretary of the Company (Jimmy D. Vaughn) in writing prior to 1:00 p.m., on April 20, 2000; by a subsequently dated proxy; or by request for the return of the Proxy in person at the Annual Meeting. The presence at the meeting of the person appointing a Proxy, does not in and of itself revoke the appointment.

The solicitation of proxies in the enclosed form is made on behalf of the Board of Directors of the Company.

The cost of preparing, assembling and mailing the Proxy materials and of reimbursing brokers, nominees, and fiduciaries for the out-of-pocket and clerical expenses of transmitting copies of the Proxy materials to the beneficial owners of shares held of record by such persons will be borne by the Company. The Company does not intend to solicit proxies otherwise than by use of mail, but certain officers and regular employees of the Company or its subsidiaries, without additional compensation, may use their personal efforts by telephone or otherwise to obtain proxies. The Proxy material is first being mailed to stockholders on or about March 20, 2000.

                            VOTING SECURITIES

As of February 29, 2000, the number of shares of common stock (there being no other class of stock) outstanding and entitled to vote at the Annual Stock-holders' Meeting is 4,596,599 including 45,059 shares held by the Wayne County National Bank Trust Department as sole trustee which will be voted in the election of Directors. Only those stockholders of record at the close of business on February 29, 2000 shall be entitled to vote. At that date there were 1,464 stockholders of record including individuals and corporations. There were 7,082,782 shares authorized but unissued and 320,619 shares held as treasury stock at that date. Each share of stock outstanding is entitled to one vote on each matter being considered at the meeting.

In regard to voting for Proposal 1, Election of Directors, stockholders may vote in favor of all nominees or withhold their votes as to all nominees or withhold their votes as to specific nominees. With respect to the other proposals to be voted upon, stockholders may vote in favor of a proposal, against a proposal, or may abstain from voting. Stockholders should specify their choices on the enclosed form of proxy. If no specific instructions are given with respect to the matters to be acted upon, the shares represented by a signed proxy will be voted for the election of the nominees and for each of the proposals presented. The three Directors receiving the greatest number of votes will be elected. The ratification of independent auditors will require the majority vote of the shares of Common Stock represented at the meeting.

                              PROPOSAL 1

                         ELECTION OF DIRECTORS

The Code of Regulations of Wayne Bancorp, Inc. provides that the number of Directors of the Company shall be twelve (12) (divided into three classes) unless changed by a two-thirds majority vote of the "Continuing Directors" (as defined in the Company's Code of Regulations), however, in no event shall the number of Directors elected be increased by greater than two positions in any one year. The Board of Directors has set the number of Directors to be elected at this Annual Meeting at three (3), with these three Directors serving until the 2003 Annual Meeting of Stockholders. A former director of the Company resigned in late December of 1999. To date, a replacement has not been found. The Board of Directors anticipates filling this vacancy before the next annual meeting of stockholders with an acceptable candidate.

The following persons named have been nominated for election to serve as indicated or until their successors have been elected and have qualified.
It is the intention of the persons named in the Proxy to vote for the election of the following three nominees to the Class of Directors serving until the 2003 Annual Meeting of Stockholders.


                        Principal Occupation for       Year First
Name of director           the Past Five Years       Became Director    Age
-----------------------------------------------------------------------------
Bala Venkataraman      President and CEO, Magni-          1995           55
                       Power Company, Since 1990;
                       metal fabrication and
                       manufacturing.

B. Diane Gordon        Executive Director, Greater        1996           51
                       Wayne County Foundation,
                       Charitable Foundation; Vice
                       President of Finance, Buckeye
                       Corrugated, Inc., 1990 to 1998;
                       corrugated container manufacturing.

Stephen L. Shapiro     Chairman of the Board, Wooster     1996           53
                       Iron & Metal Co. Since 1995;
                       metal recycling company.
                       President and CEO, Metalics
                       Recycling Co. since 1990.

The Board of Directors recommends a vote "FOR" all of the nominees.

                           DIRECTORS CONTINUING IN OFFICE

The persons named below are now serving as Directors of the Company for terms expiring at the Annual Meeting of Stockholders in 2001 and 2002.



                         Principal Occupation for         Year First
Name of Director            the Past Five Years         Became Director   Age
------------------------------------------------------------------------------
                  Terms Expiring at the Annual Meeting in 2001
                  --------------------------------------------

Gwenn E. Bull         Chief Financial Officer, Legend        1995          51
                      Micro, Inc., since 1999; Controller,
                      Legend Inc., 1997-1999, builders of
                      custom computers.  Certified Public
                      Accountant, General Manager, Croskey
                      Hostetler & Mapes, CPA Firm 1985-1997.

David L. Christopher  Chairmam of the Board and CEO, Wayne   1987          59
                      Bancorp, Inc., Chairman of the Board,
                      and CEO Wayne County National Bank
                      since 1990. President, Wayne National
                      Corporation since 1987.

Dennis B. Donahue     Chairman and CEO,Will-Burt Company,    1993         60
                      Inc., effective January 1, 2000,
                      President and CEO, The Will-Burt
                      Company, Inc. Since 1995, President,
                      The Will-Burt Company, Inc., since 1991, machine fabrication and assembly.

Jeffrey E. Smith      President, Jeff Smith Aircraft,        1993         49
                      Ltd.,since 1997, buy sell and broker
                      used aircraft. Partner, JMJ Investments, since 1995, a partnership that invests in oil and gas related properties.
                      President, COFSCO Manufacturing
                      1977-1995; oil and gas supplier.


                  Terms Expiring at the Annual Meeting in 2002
                  --------------------------------------------

James O. Basford      Chairman, Paha-Que Industries, Inc.,   1990         68
                      since 1996, manufacturer of outdoor
                      tents, San Diego California. Retired
                      CEO and Chairman, Buckeye Corrugated,
                      Inc, CEO and Chairman, 1978-1995.

John C.
 Johnston, III        Partner, with the law firm of          1996         50
                      Critchfield, Critchfield, and
                      Johnston, since 1987.

Philip S. Swope       President of Wayne Bancorp, Inc.       1998         57
                      since 1998, Chairman of Chippewa
                      Valley Bank since 1997; President
                      and CEO of Chippewa Valley Bank
                      since 1987

David E. Taylor       President, Taylor Agency Inc.,         1992         48
                      since 1987; Independent
                      Insurance Agency.

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


                                 PROPOSAL 2

       RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS

The audit committee of the Board of Directors of Wayne Bancorp, Inc. engaged Crowe, Chizek and Company LLP to serve as the independent auditors for the Company and its' subsidiaries for 1999.

It is the intention of the Audit Committee and Board of Directors of Wayne Bancorp, Inc. to engage Crowe, Chizek and Company LLP as the independent auditors to audit the financial statements of the Company for 2000 (subject to ratification by the stockholders of Wayne Bancorp, Inc.).

The Audit Committee and the Board of Directors recommend that the Stock-holders vote "FOR" ratification of the employment of the independent auditors.

Representatives of Crowe, Chizek and Company LLP are expected to be present at the Annual Stockholders' Meeting and will have an opportunity to make a statement if they so desire and will be available to respond to appropriate questions.



                          THE FOLLOWING IS A SUMMARY OF
                 COMMON STOCK OWNERSHIP OF SENIOR MANAGEMENT
                         AND THE BOARD OF DIRECTORS


                              Amount and Nature of       Percent of Common
Name of Beneficial Owner      Beneficial Ownership       Stock Ownership(1)
-----------------------------------------------------------------------------
James O. Basford                  1,442 shares                0.03%
Gwenn E. Bull                       755 shares                0.02%
David L. Christopher             22,583 shares (2)            0.49%
Dennis B. Donahue *               1,899 shares (3)            0.04%
B. Diane Gordon *                14,085 shares (4)            0.31%
John C. Johnston, III             6,992 shares (5)            0.15%
Stephen L. Shapiro                2,006 shares (6)            0.04%
Jeffrey E. Smith *                8,729 shares (7)            0.19%
Philip S. Swope                   5,987 shares (8)            0.13%
David E. Taylor *                 3,048 shares                0.07%
Bala Venkataraman *               7,733 shares (9)            0.17%
David P. Boyle                    3,129 shares (10)           0.07%
F. Bill Damron *                  5,383 shares (11)           0.12%
Richard L. Holcombe                  60 shares (12)           0.00%
Stephen E. Kitchen               10,300 shares (13)           0.22%
Jimmy D. Vaughn                   9,806 shares (14)           0.21%

Directors and Executive Officers
 as a Group (16 persons)        106,386 shares (15)           2.31%
____________________________________________________________________________

(1) The calculation of percent of common stock ownership is based on total outstanding shares of 4,602,201 and calculated as of January 31, 2000.
(2) 15,527 shares are held in trust for Mr. Christopher and 7,056 shares are owned by his spouse.
(3)  402 shares are owned by Mr. Donahue's spouse.
(4)  13,200 shares are held in trust for Mrs. Gordon in  "street name."
(5)  3,692 shares are held in trust for Mr. Johnston in "street name."
(6)  2,000 shares are held for Mr. Shapiro in "street name."
(7) 3,800 shares are held in "street name" and 914 shares are owned for Mr. Smith's minor children.
(8)  896 shares are owned by Mr. Swope's spouse.
(9)  7,067 shares are held in trust for Mr. Venkataraman in "street name."
(10) 2,379 shares are held in trust for Mr. Boyle, Treasurer of the Company and President of the Wayne County National Bank.
(11) 5,171 shares are held in trust for Mr. Damron, Vice President of the Company and Executive Vice President and Chief Loan Officer of the Wayne County National Bank.
(12) 43 shares are owned by Mr. Holcombe's spouse.
(13) 4,804 shares are held in trust for Mr. Kitchen, Executive Vice President and Senior Trust Officer of the Wayne County National Bank.
(14) 7,141 shares are held in trust for Mr. Vaughn, Secretary of the Company and Executive Vice President of the Wayne County National Bank and 315 shares are held by Mr. Vaughn's minor children.
(15) Includes shares held in the Company ESOP plan not allocated to partic-ipants.

* Denotes participation in the Wayne Bancorp, Inc. Deferred Compensation Plan as described herein.


               SECURITY OWNERSHIP OF COMMON STOCK IN EXCESS OF
                      FIVE PERCENT OF OUTSTANDING SHARES

Listed in the following table are the beneficial owners as of January 31, 2000 of more than five percent of the Company's outstanding common stock who are known to the Company.


                  Name & Address of  Amount and nature of   Percent of Common
Title of Class    Beneficial Owner   Beneficial Ownership  Stock Ownership (1)
------------------------------------------------------------------------------
 Common         Wayco & Company (2)         563,740             12.26%

(1) The calculation of percent of common stock ownership is based on total outstanding shares of 4,596,599 and calculated as of February 29, 2000.
(2) Wayco & Company is a partnership formed for the purpose of holding legal title, as nominee, to securities designated by the Wayne County National Bank with respect to the business of its Trust Department. It holds 45,059 shares (.98 percent of the total number of shares outstanding) as sole trustee and 369,820 shares (8.05 percent of the total number of shares outstanding) as trustee subject to revocable trusts and agency agreements.


           MEETINGS OF THE BOARD OF DIRECTORS AND COMMITTEES OF THE
                         BOARD AND DIRECTOR COMPENSATION

During the last fiscal year, the Board of Directors held twelve regularly scheduled meetings. All of the incumbent directors and each nominee standing for re-election attended 75% or more of those meetings, and the meetings held during the fiscal year by all board committees on which they served.

Each director received $925 per month as a fee for serving on the Board of Directors of the Company. Each Director of the Company, with the exception of Mr. Swope, also served on the Board of Directors of the Wayne County National Bank. This Board meets quarterly and there are no additional fees paid to them for those meetings. Mr. Swope serves on the Board of Directors of the Chippewa Valley Bank and he receives no fees for that Board position.

In addition to cash compensation for 1999, each Director of the Company was granted options to purchase 1,000 shares of the common stock of the Company for $26.00 per share. The options vested on December 31, 1999 and expire on December 31, 2009.

The Audit Committee makes recommendations to the Board of Directors concern-ing the selection and engagement of the Company's independent auditors and reviews with them the scope and status of the audit, the fees for services performed by them, and the results of the completed audit. The Committee also reviews and discusses with the internal audit department, management and the Board of Directors, such matters as audit procedures, scope of the audits and results of the examinations by regulatory authorities. The Audit Committee was composed of Mesdames Bull and Gordon and Messrs. Shapiro, Smith and Taylor. The Audit Committee met 11 times in 1999.

The Nominating Committee is comprised of members of the Board of Directors who are not being considered for re-election. This Committee met twice in 1999 to nominate stockholders to serve on the Board of Directors until the Annual Meeting in 2003. The Committee will consider nominees recommended by stockholders. Any stockholder desiring to submit any such recommendation should send the name, age, biographical information, and additional infor-mation required pursuant to the Code of Regulations of the Company (a copy of which may be obtained from the Secretary of the Company) concerning a pro-posed nominee to the Chairman of the Board of the Company at 112 West Liberty Street, P.O. Box 757, Wooster, Ohio 44691.

The Compensation/Employee Benefits Committee was composed of Mrs. Gordon and Messrs. Donahue, Johnston, Shapiro, Taylor and Venkataraman. This Committee met three times in 1999. The function of this Committee is to review and recommend personnel policies, general wage policies and fringe benefits. Please see the portion of this Proxy Statement entitled "EXECUTIVE COMPENSA-TION AND OTHER INFORMATION" for a discussion of the Committee's report on compensation issues.

                 THE FOLLOWING PERSONS ARE EXECUTIVE OFFICERS OF THE
                             CORPORATION OR ITS AFFILIATES

Name                              Age
-----------------------------------------------------------------------------
David L. Christopher              59       Chairman of the Board and Chief
                                           Executive Officer, Wayne Bancorp,
                                           Inc., and Chairman of the Board
                                           and Chief Executive Officer of
                                           Wayne County National Bank since
                                           1990; President Wayne National
                                           Corporation since 1987

Philip S. Swope                   57       President, Wayne Bancorp, Inc.,
                                           since 1998. Chairman, Chippewa
                                           Valley Bank since 1997; President
                                           and Chief Executive Officer,
                                           Chippewa Valley Bank since 1987.

F. Bill Damron                    61       Vice President, Wayne Bancorp,
                                           Inc., since 1995, Senior Executive
                                           Vice President and Chief Loan
                                           Officer, Wayne County National
                                           Bank since 1987.

Jimmy D. Vaughn                   58       Secretary, Wayne Bancorp, Inc.,
                                           since 1990.  Executive Vice Pres-
                                           ident, Operations and Data Proces-
                                           sing, Wayne County National Bank
                                           since 1987.

David P. Boyle                    36       Treasurer, Wayne Bancorp,Inc.,
                                           since 1998, President and Chief
                                           Operating Officer, Wayne County
                                           National Bank, since 1999 Executive
                                           Vice President and Chief Financial
                                           Officer Wayne County National Bank
                                           since 1997; Senior Vice President
                                           and Chief Financial Officer 1996-
                                           1997; Vice President and Chief
                                           Financial Officer 1993-1996. Vice
                                           President and Treasurer, Wayne
                                           National Corporation since 1991.

Richard L. Holcombe               51       Executive Vice President, Opera-
                                           tions, Chippewa Valley Bank, since
                                           1999, Senior Vice President,
                                           Operations Chippewa Valley Bank
                                           since 1997, Vice President,
                                           Operations, Chippewa Valley Bank
                                           since 1983.

Stephen E. Kitchen                48       Executive Vice President and
                                           Senior Trust Officer, Wayne County
                                           National Bank since 1988.


                    EXECUTIVE COMPENSATION AND OTHER INFORMATION

Summary of Cash and Certain Compensation

The following table provides certain summary information concerning compen-sation paid or accrued by the Company and its subsidiaries to or on behalf of the Company's Chief Executive Officer and the other four most highly compen-sated Executive Officers whose compensation exceeded $100,000 in 1999, for the fiscal years ended December 31, 1999, 1998 and 1997, or such shorter period for which such executives have been affiliated with the Company.


                         SUMMARY COMPENSATION TABLE


                                                     Long-term
                           Annual Compensation      Compensation
                       ---------------------------- -------------
                                               Other      Option#   All Other
Name and Principal                           Annual Com-   Awards     Compen-
Position            Year   Salary  Bonus(1) pensation(2)  (shares)  sation(3)(4)
------------------------------------------------------------------------------
David L.
 Christopher        1999  $217,177  $94,834   $3,543       8,400        $27,608
Chairman and Chief
Executive Officer   1998   200,391   81,519    4,775                     20,225
Wayne Bancorp, Inc.
Chairman President  1997   190,215   95,545    4,522                     18,823
and CEO Wayne County
National Bank

Philip S.
 Swope(5)           1999  $123,251  $29,945    2,503      12,200        $11,318
President,Wayne
Bancorp Inc.,       1998   113,667   20,000        0                      2,619
Chairmand, President
and Executive Officer,
Chippewa Valley Bank

F. Bill
 Damron             1999  $117,404 $54,145        $0      3,000          $25,979
Vice President, Wayne
Bancorp, Inc.,      1998   109,781  47,195       559                      19,381
Senior Executive
Vice President      1997   104,663  56,580       335                      17,064
Officer Wayne County
National Bank


David P.
 Boyle              1999  $112,719 $51,837   $3,413     12,200           $11,691
Treasurer, Wayne
Bancorp,Inc.        1998    96,354  41,618    3,563                       14,800
President and Chief
Operating Officer,  1997    80,667  43,841    1,976                       11,389
Wayne County
National Bank

Jimmy D.
 Vaughn             1999  $89,603  $41,649   $1,390      3,000           $20,714
Secretary, Wayne
Bancorp, Inc.,      1998   84,838   36,469    3,975                       15,634
Executive Vice
President, Wayne    1997   81,092   43,917    3,313                       13,724
County National
Bank
______________________________________________________________________________

(1) Includes cash portion of Profit Sharing bonus paid and incentive compen-sation as explained herein.
(2) Comprised of reimbursement of 20 percent of the cost to purchase up to 500 shares of Company stock and incentives under the Trust Referral Program.
(3) Represents equal annual contributions to the Profit Sharing and ESOP
    Plans of the Company for the years 1998 and 1997.
(4) Represents contributions to the ESOP and 401(k) plans for 1999.
(5) Mr. Swope's salary for 1998 includes his salary as the President of the Chippewa Valley Bank and President of the Company since April of 1998.


1999 Stock Option Grants Table

The following table sets forth stock options granted to the Company's Chair-man and Chief Executive Officer and the Company's four other most highly compensated Executive Officers during 1999 under the Company's 1999 Incentive Stock Option Plan. Under Securities and Exchange Commission (SEC) regula-tions, companies are required to project an estimate of appreciation of the underlying shares of stock during the option term. The Company has chosen the "five percent/ten percent" formula approved by the SEC. However, the ultimate value will depend on the market value of the Company's stock at a future date, which may not correspond to the projections below.


                                                   Potential Realizable Value
                                                     at Assumed Annual Rates
                                                   of Stock Price Appreciation
                     Individual Grants                      for Option Term
------------------------------------------------------------------------------
                          % of Total
                      Options Granted Exercise
             Options    to Employees  Price (2)  Expiration
Name        Granted(1)    in 1999     Per Share     Date         5%      10%
-------------------------------------------------------------------------------
David L.
 Christopher  8,400       19.5%      $34.50   January 6, 2009  $182,254 $461,867

Philip S.
 Swope        8,400       19.5%      $34.50   January 6, 2009   182,254  461,867
              3,800        8.8%      $26.00   December 8, 2009   62,135  157,462

David P.
 Boyle        8,400       19.5%      $34.50   January 6, 2009   182,254  461,867
              3,800        8.8%      $26.00   December 8, 2009   62,135  157,462

F. Bill
 Damron       3,000        7.0%      $34.50   January 6, 2009    65,091  164,952

Jimmy D.
 Vaughn       3,000        7.0%      $34.50   January 6, 2009    65,091  164,952
________________________________________________________________________________

(1) Options granted in 1999 are incentive stock options. The options granted on January 6, 1999 at $34.50 per share vest at the rate of 2,800 per year beginning on December 15, 1999 for Messrs. Christopher, Swope and Boyle and at the rate of 1,000 per year beginning December 15, 1999 for Messrs. Damron and Vaughn. The additional options granted to Messrs. Swope and Boyle on December 8, 1999 at $26.00 per share are exercisable after December 15, 2002, with full vesting occurring on that date. These options were granted for a term of 10 years, subject to earlier termina-tion in certain events related to termination of employment. (All of these options become immediately exercisable in the event of a change in control of the Company.)
(2) Exercise price was the fair market value on the date of grant.


1999 Stock Option Exercises and Year-End Value Table

The following table sets forth the number and value of all unexercised stock options held by Executive Officers at year-end. The value of "in-the-money" options refers to options having an exercise price which is less than the market price of the Company's stock on December 31, 1999. On that date, the Company's named Executive Officers held no exercisable options which were "in-the-money" as discussed in the following table. In addition, the table sets forth the number of options exercised by each of the named Executive Officers during 1999 and indicates the amount of value realized upon such exercise. There were no exercises of options in 1999.


                                               Number(#) of       Value($) of
                                               Unexercised        Unexercised
                                                 Options-           Options-
                                                 12/31/99         12/31/99(2)
                                               ------------      ------------
                Shares Acquired  Net Value($)  Exercisable/      Exercisable/
Name             on Exercise      Realized(1)  Unexercisable     Unexercisable
------------------------------------------------------------------------------
David L.
 Christopher          0              $0          8,400
                                                 2,800/5,600         $0/0

Philip S.
 Swope                0               0          12,200
                                                 2,800/9,400         $0/0

David P.
 Boyle                0               0          12,200
                                                 2,800/9,400         $0/0

F. Bill
 Damron               0               0          3,000
                                                 1,000/2,000         $0/0

Jimmy D.
 Vaughn               0               0          3,000
                                                 1,000/2,000         $0/0
_______________________________________________________________________________

(1) Represents estimated market value of the Company's common stock at exercise date, less the exercise price.
(2) Represents estimated market value of the Company's common stock at December 31, 1999, less the exercise price. Because the value of the Company's stock was less than the exercise price of the outstanding options as of December 31, 1999, the options had no current value as of that date.


                   REPORT OF THE COMPENSATION COMMITTEE

Under rules established by the Securities and Exchange Commission
(the "SEC"), the Company is required to provide certain data and information in regard to the compensation and benefits provided to the Company's Chairman and Chief Executive Officer, and if applicable, the four other most highly compensated executive officers, whose aggregate compensation exceeded
$100,000 during the Company's fiscal year. The disclosure requirements, as applied to the Company, include the Company's Chairman and CEO, the Presi-dent, Vice President, Secretary and Treasurer and include the use of tables and a report explaining the rationale and considerations that led to funda-mental executive compensation decisions affecting these individuals. The Company is a holding company and owns two significant operating subsidiaries, the Wayne County National Bank and the Chippewa Valley Bank. The Company has no direct employees. All disclosures contained in this Proxy Statement regarding executive compensation relate to the compensation paid by the sub-sidiary banks. The Compensation/Employee Benefits Committee of the Company has the responsibility of determining the compensation policy and practices and making recommendations to the full Board with respect to specific compensa-tion of the Chief Executive Officer and other executive officers. At the direction of the Board of Directors, the Committee has prepared this report for inclusion in this Proxy Statement.

Compensation Philosophy

This report reflects the Company's compensation philosophy as endorsed by the Board of Directors and the Committee and resulting actions taken by the Com-pany for the reporting periods shown in the various compensation tables sup-porting this report. The Committee approves and recommends to the Board of Directors payment amounts and award levels for executive officers of the Com-pany and its subsidiaries.

The executive compensation program of the Company has been designed to:

    - Support a pay-for-performance policy that awards executive officers for Company performance.
    - Motivate key senior officers to achieve strategic business initiatives and reward them for their achievement, and
    - Provide compensation opportunities which are comparable to those offered by other financial institutions, thus allowing the Company to compete for and retain talented executives who are critical to the Company's long term success.

At present, the executive compensation program is comprised of base salary and annual cash and stock incentive opportunities.

Other than base salary and participation in the Company's Senior Officer Incentive Compensation Plan and 1999 Incentive Stock Option Plan for Messrs. Christopher, Swope, Damron, Boyle, Vaughn, Kitchen and Holcombe discussed below, additional benefits available to this group of officers are equivalent to that for all other employees and are determined at the discretion of the Board of Directors.

Base Salaries

On January 6, 1999 the Committee met to review and approve amendments to the compensation for all employees. David L. Christopher, Chairman, President and CEO of the Company was present at the meeting to present his views in re-gard to management and other salaried and hourly employees, but was not present at the point in time that his compensation was discussed by the Committee. Compensation decisions are made after a review is performed of the performance of executive officers in relation to the goals of the Company.
At this meeting, the Committee proposed a base salary commencing on January
1, 1999 for Mr. Christopher of $210,000, for Mr. Swope of $113,000, for Mr. Damron of $116,600, for Mr. Boyle of $112,000 and for Mr. Vaughn of $89,000. These salaries were subsequently approved by the Board of Directors. Their salaries were a result of a review of specific surveys, based on asset size, regarding peers of the Company, the Wayne County National Bank and the Chippewa Valley Bank including the following:

    1. Ohio Bankers Association surveys reviewing Ohio banks.
    2. Studies prepared by Crowe, Chizek & Company LLP the Company's external auditors.
    3. Bank Administration Institute surveys reviewing all Ohio banks in Region 5, the region of Wayne County National Bank and Chippewa Valley Bank.

The Committee reviewed all these surveys and blended the results to deter-mine the average compensation for various positions including that of the Chief Executive Officer, President, Vice President, Secretary and Treasurer. The committee then set a range between 75 percent and 125 percent of the average in order to determine the base salary for Messrs. Christopher, Swope, Damron, Vaughn and Boyle. In each case, the base compensation falls within this range. The Compensation committee believes that the salaries paid to these executive officers is justified based on the performance of the Company and the Banks relative to their peers.

The five named executive officers of the Company and thirteen additional officers participated in the "Senior Officer Incentive Compensation Plan." Under this plan, which was adopted in 1994, payments are made to such officers only if the net operating profit of the Bank's exceed 14% of total operating income. In determining the bonus to be paid, a sliding scale is used to determine the total bonus pool available and individual bonuses are calculated based upon the participant's salary relative to the total salaries of those participating in the plan. The aggregate amount paid under this plan in 1999 was approximately $452,000. The amounts received under the plan by the listed executive officers are included in the compensation table set forth above.

The Company has entered into Change in Control Agreements with four of the named executive officers. The agreements provide for payment (in lieu of salary) to Messrs. Christopher, Damron, Vaughn and Boyle an amount equal to 96% of the sum of the individual's compensation, including bonus, paid in the last whole calendar year prior to termination of employment due to a change in control. Messrs. Christopher, Damron and Boyle's agreements call for these payments for 3 years and Mr. Vaughn's agreement calls for these payments for 2 years.

If the employment of Messrs. Christopher, Damron and Boyle had been termi-nated as of December 31, 1999 under circumstances entitling them to severance pay as described above, they would have received 36 payments of approximately $25,700 for Mr. Christopher, $15,900 for Mr. Damron and $12,700 for Mr. Boyle. Mr. Vaughn would have been entitled to 24 payments of $11,900.

Mr. Swope has a Change in Control Agreement with the Chippewa Valley Bank. This agreement states that if Mr. Swope's employment is terminated within 36 months of a change in control, he would be entitled to the equivalent of three years salary and bonus. Had Mr. Swope's employment been terminated at December 31, 1999, he would have been entitled to a benefit of approximately $426,000.

                  Submitted by the Compensation Committee
     Dennis B. Donahue      B. Diane Gordon    John C. Johnston, III
     Stephen L. Shapiro     David E. Taylor    Bala Venkataraman

The following represents a comparison of the return on an investment in the Company, Standard & Poors 500 index and a peer group composed of major regional banks and bank holding companies.

To view the graph and comparison please call the Company and request a copy of the Proxy.

Assumes $100 invested on January 1, 1995 in Wayne Bancorp, Inc. Common Stock, S&P 500 Index and S&P Major Regional Bank Index.

* Total return assumes reinvestment of dividends.

          SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.
Officers and directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of Forms 3, 4 and 5, and amendments thereto, furnished to the Company, or representations that no Form 5's were required, the Company believes that during 1999 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with.

              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following affiliations exist between the Company and Executive Officers, Nominees or Directors;

Mr. Christopher is one of several partners in Wayco and Company, a partner-ship formed for the purpose of holding legal title, as a nominee, to securities designated by the Wayne County National Bank with respect to the business of its Trust Department.

Mr. Christopher is President and Mr. Boyle is Vice President and Treasurer of Wayne National Corporation. Wayne National Corporation is a wholly owned subsidiary of the Wayne County National Bank. Wayne National Corporation is a 20 percent general partner in NB5 Financial Services. NB5 Financial Ser-vices is engaged in leverage lease financing, direct leasing and other financial products. As of December 31, 1999, NB5 Financial Services is no longer actively engaged in any leasing activities.

Mr. Johnston is a partner with the law firm of Critchfield, Critchfield and Johnston. The Company believes the terms of all payments were as favorable as could have been obtained from unaffiliated parties.

Some of the Directors, Officers and greater than 5% shareholders of Wayne Bancorp, Inc., their immediate families and companies with which they are associated were customers of and had banking relationships with either the Wayne County National Bank or the Chippewa Valley Bank in the ordinary course of those Banks' businesses from the beginning of 1999 to present. All loans and commitments to loans were made in the ordinary course of business, were made on substantially the same terms, including interest rates and col-lateral, as those prevailing at the time for comparable transactions with other persons, and in the opinion of management of the Banks do not involve more than a normal risk of collectibility or present other unfavorable features.

                               OTHER BUSINESS

If any other business is brought before the meeting, your vote will be made by your Proxy or may be revoked by you prior to its exercise. Management at present knows of no other business to be presented.

                        PROPOSALS FOR 2001 MEETING

A stockholder who desires to have a proposal printed in the 2001 Proxy State-ment must submit that proposal no later than November 15, 2000. The proposal should be mailed to the Chairman of the Board, Wayne Bancorp, Inc., P.O. Box 757, Wooster, Ohio 44691. To include an item of business at the Company's Annual Meeting in 2001, even if such item is not to be included in the Company's Proxy Statement, a shareholder must send notice of such proposal item of business to the Company's Chairman at the address set forth above including a description of such proposal, the reason for its inclusion, and materials in support of such proposal. Such items must be received no later than January 26, 2001.


                             By Order of the Board of Directors




 Dated March 20, 2000       Jimmy D. Vaughn, Secretary