Form 10-Q
period 2000-03-31
WAYNE BANCORP INC /OH/
filed 2000-05-05
CIK 788134

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                     FORM 10-Q

(Mark One)

___X__       QUARTERLY REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

______       TRANSITION REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             Commission file number        014612

             For the Quarter Ended March 31, 2000

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

Yes__X__       No_____

Number of shares of Common Stock, Stated Value $1.00 per Share, shares out-standing at April 30, 2000, the latest practicable date: 4,593,586

                                 INDEX

                           WAYNE BANCORP, INC.
                               FORM 10-Q

For the Quarter Ended March 31, 2000

PART I.   FINANCIAL INFORMATION                                  PAGE NO.

Item I.   Financial Statements (unaudited)

          Consolidated Balance Sheets.................              1

          Consolidated Statements of Income
            and Comprehensive Income..................              2

          Consolidated Statements of Cash Flows.......              3

          Notes to Consolidated Financial Statements..           4, 5, 6

Item II.  Management's discussion and analysis of
           financial condition and results of
           operations.................................         6, 7, 8, 9

Item III. Quantitative and Qualitative Disclosures
           about Market Risk..........................            9, 10

PART II.  OTHER INFORMATION...........................              11

          SIGNATURES..................................              12

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS

                        CONSOLIDATED BALANCE SHEETS

(Unaudited)                                           March 31,   December 31,
(In thousands of dollars)                               2000         1999
                                                  ----------------------------
ASSETS
Cash and Due From Banks............................    $19,732     $23,660
Federal Funds Sold.................................      3,165       3,720
                                                   ------------------------
       Total Cash and Cash Equivalents.............     22,897      27,380

Securities Available-for-Sale......................    144,738     150,018

Loans..............................................    366,645     356,503
                   Allowance for Loan Losses.......     (5,220)     (5,197)
                                                   ------------------------
                   Net Loans.......................    361,425     351,306

Premises and Equipment.............................     10,018       9,260
Accrued interest receivable and other assets.......      8,918       7,924
                                                   ------------------------
TOTAL ASSETS.......................................   $547,996    $545,888
                                                   ========================
LIABILITIES
Deposits
     Interest Bearing..............................   $396,417    $395,087
     Non-Interest Bearing..........................     67,342      66,728
                                                   ------------------------
                   Total Deposits..................    463,759     461,815

Short-term borrowings..............................     25,494      25,683
Federal Home Loan Bank Advances....................      1,270       1,288
ESOP Loan..........................................        200         400
Other Borrowings...................................        135           0
Other Liabilities..................................      3,179       3,456
                                                   ------------------------
                   Total Liabilities...............    494,037     492,642

SHAREHOLDERS' EQUITY
Common Stock, Stated Value $1......................      4,917       4,917
  Shares authorized - 12,000,000 in 2000 and 1999
  Shares issued -      4,917,218 in 2000 and 1999
  Shares outstanding - 4,602,086 in 2000 and
                       4,752,217 in 1999
Paid In Capital....................................     13,230      13,256
Retained Earnings..................................     48,114      47,049
Unearned ESOP shares...............................       (150)       (200)
Treasury Stock, at cost............................    (10,928)    (10,887)
Accumulated other comprehensive income.............     (1,224)       (889)
                                                   ------------------------
                   Total Shareholders' Equity......     53,959      53,246
                                                   ------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.........   $547,996    $545,888
                                                   ========================
See Notes to Consolidated Financial Statements

      CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


(Unaudited)                                         Three Months Ended
(In thousands of dollars,                                 March 31,
 except per share data)                              2000          1999
                                                   ------------------------
INTEREST INCOME:
Interest and Fees on Loans.........................     $7,551      $6,878
Interest and Dividends on Securities:
     Taxable.......................................      1,723       1,975
     Non-taxable...................................        436         409
Other Interest Income..............................         21          43
                                                   ------------------------
   Total Interest Income...........................      9,731       9,305

INTEREST EXPENSE:
Interest on Deposits...............................      4,001       3,492
Interest on Repurchase Agreements..................        305         339
Interest on Other Borrowed Funds...................         36          39
Interest on ESOP Loan..............................          6          10
                                                   ------------------------
   Total Interest Expense..........................      4,348       3,880

NET INTEREST INCOME................................      5,383       5,425
Provision for Loan Losses..........................         54          54
                                                   ------------------------
NET INTEREST INCOME AFTER PROVISION
                   FOR LOAN LOSSES.................      5,329       5,371

OTHER INCOME:
Service Charges on Deposits........................        414         409
Income from Fiduciary Activities...................        345         345
Other Non-Interest Income..........................        170         192
                                                   ------------------------
                   Total Other Income..............        929         946

OTHER EXPENSES:
Salaries and Employee Benefits.....................      2,063       1,744
Occupancy and Equipment............................        544         476
Other Non-Interest Expenses........................      1,097       1,211
                                                   ------------------------
                   Total Other Expenses............      3,704       3,431

INCOME BEFORE INCOME TAX EXPENSE...................      2,554       2,886

INCOME TAX EXPENSE.................................        754         856
                                                   ------------------------
NET INCOME.........................................      1,800       2,030
                                                   ========================
Other Comprehensive Income, net of tax
   Unrealized gains (losses) on available-for-sale
    securities arising during the period...........       (336)       (567)
   Reclassification adjustment for amounts realized
     on securities included in net income..........          1           0
                                                   ------------------------
COMPREHENSIVE INCOME...............................     $1,465      $1,463
                                                   ========================
NET INCOME PER COMMON SHARE - BASIC                      $0.39       $0.43
NET INCOME PER COMMON SHARE - DILUTED                    $0.39       $0.43
DIVIDENDS PER SHARE                                      $0.16       $0.15

See notes to consolidated financial statements.

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Three Months Ended
(Unaudited)                                                  March 31,
(In thousands of dollars)                               2000         1999
---------------------------------------------------------------------------
OPERATING ACTIVITIES

Net Income.........................................     $1,800      $2,030
Adjustments to reconcile net income to net cash
 provided by operating activities:
       Provision for loan losses...................         54          54
       Depreciation and amortization...............        361         330
       Amortization of security premiums and
        discounts..................................        124         169
       Compensation expense on ESOP shares.........         24          41
       Change in interest receivable...............       (754)       (155)
       Change in interest payable..................       (201)       (157)
       Other, (net)................................       (226)       (218)
                                                   ------------------------
Net cash provided by operating activities..........      1,182       2,094

INVESTING ACTIVITIES

Purchase of securities available-for-sale..........     (4,360)     (8,582)
Proceeds from matured securities available-for-
 sale..............................................      9,005      17,732
Proceeds from sales of securities available-for-
 sale..............................................          3           0
Net increase in loans and leases...................    (10,173)     (6,684)
Purchase of premises and equipment, net............     (1,035)        (50)
                                                   ------------------------
Net cash (used) provided by investing activities...     (6,560)      2,416

FINANCING ACTIVITIES

Net increase (decrease) in deposits................      1,944      (2,399)
Net increase (decrease) in short-term borrowings...       (189)     (4,027)
Repayment of Federal Home Loan Bank advances.......        (18)        (17)
Repayment of ESOP loan.............................       (200)       (200)
Proceeds from other borrowed funds.................        135           0
Cash dividends paid................................       (633)       (617)
Treasury stock purchased, net......................       (144)     (3,370)
                                                   ------------------------
Net cash provided (used) by financing activities...        895     (10,630)

Increase (decrease) in cash and cash equivalents...     (4,483)     (6,120)
Cash and cash equivalents at beginning of period...     27,380      27,810
                                                   ------------------------
Cash and cash equivalents at end of period.........    $22,897     $21,690
                                                   ========================
Supplemental Disclosures of Cash Flow Information
Cash basis payments for federal income taxes.......         $0          $0
Cash basis payments for interest expense...........     $4,549      $4,037

See notes to consolidated financial statements.


                       WAYNE BANCORP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Basis of Presentation:

The accompanying unaudited consolidated financial statements have been pre-pared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting standards for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair pre-sentation have been included and such adjustments are of a normal recurring nature. Certain prior year amounts have been reclassified to conform with current financial statement presentation.

The consolidated financial statements include the accounts of Wayne Bancorp, Inc. (the Company), and its wholly-owned subsidiaries Wayne County National Bank (Wayne), Chippewa Valley Bank (Chippewa), and MidOhio Data, Inc. (MID). The financial statements of Wayne include the accounts of its wholly-owned subsidiary, Wayne National Corporation. All significant intercompany trans-actions have been eliminated.

Under a new accounting standard adopted on January 1, 1998, Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," comprehensive income is reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comp-rehensive income includes the change in unrealized gains and losses on secur-ities available-for-sale, as adjusted for realized gains or losses on secur-ities, available-for-sale, when applicable.

Beginning January 1, 2001, a new accounting standard will require all derivatives to be recorded at fair values. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge item, even if the fair value of the hedged item is not otherwise recorded. This is not expected to have a material effect, but will depend on derivative holdings when this standard applies.

To prepare financial statements in conformity with generally accepted account-ing principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments and status of contingencies are particularly subject to change.

Income tax expense is the total of the current-year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Some items in prior financial statements have been reclassified to conform to the current presentation.

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Employee Stock Option Plan ("ESOP") shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share includes the additional poten-tial common shares issuable under stock options. The weighted average number of common shares outstanding for basic and diluted earnings per common share computations were 4,597,590 and 4,754,794 for March 31, 2000 and 1999. Stock options did not have a dilutive effect on the weighted average shares out-standing for the three months ended March 31, 2000, due to the exercise price for the stock options exceeding the average stock price of the Company for the three months ended March 31, 2000.

2.  Securities:

During the three months ended March 31, 2000 proceeds from the sale of secur-ities were $3 thousand, with gross gains of $1 thousand included in earnings. During the period ended March 31, 1999, there were no sales of securities.

The amortized cost and fair values of securities available-for-sale were as follows:

                                             March 31, 2000
                                            Gross       Gross
                               Amortized  Unrealized  Unrealized     Fair
(In thousands of dollars)        Cost       Gains       Losses       Value
                             -----------------------------------------------
U.S. Treasury...............   $29,628         $1       ($331)     $29,298
Federal Agency Obligations..    34,222          1        (554)      33,669
Federal Agency Pools........    11,770         14        (200)      11,584
Obligations of states and...
  political subdivisions....    40,071        134        (476)      39,729
Corporate Obligations.......    28,889         49        (493)      28,445
Other securities............     2,013          0           0        2,013
                            -----------------------------------------------
                              $146,593       $199     ($2,054)    $144,738
                            ===============================================

                                             December 31, 1999
                                             Gross       Gross
                             Amortized    Unrealized  Unrealized    Fair
(In thousands of dollars)       Cost         Gains       Losses    Value
                            -----------------------------------------------
U.S. Treasury...............   $33,160        $17       ($261)    $32,916
Federal Agency Obligations..    35,371          2        (453)     34,920
Federal Agency Pools........    13,083         20        (141)     12,962
Obligations of states and...
  political subdivisions....    37,931        183        (420)     37,694
Corporate Obligations.......    29,094          6        (305)     28,795
Other securities............     2,726         63         (58)      2,731
                            -----------------------------------------------
                              $151,365       $291     ($1,638)   $150,018
                            ===============================================

3.   Loans:

Loans are comprised of the following:

                                          March 31,    December 31,
(In thousands of dollars)                   2000          1999
                                       ----------------------------
Commercial and Agricultural ...........   $154,954      $146,504
Real Estate loans......................    147,607       147,068
Installment loans......................     49,740        48,411
Home Equity loans......................     12,284        12,234
Lease Financing........................      2,005         2,179
Other loans............................         55           107
                                       -----------------------------
                   Total...............   $366,645      $356,503
                                       =============================

4.  Incentive Stock Options

On April 22, 1999, the shareholders of the Company voted to approve the "1999 Incentive Stock Option Plan." This plan covers directors and certain officers of the Company. Under this plan, options to purchase stock have been granted to these directors and officers. This plan provides for the issue of up to 500,000 options. Exercise price is the market price at the date of grant. The maximum option term is ten years. Options issued to directors are vested immediately, while options issued to certain officers vest over a three year period. In the event, however of a change in control, options issued to these officers become fully vested and excercisable immediately.

5.   Per Share Data:

Per share data is calculated based on 4,597,590 average common shares for the three months ended March 31, 2000 and 4,754,794 average common shares for the same period ending in 1999.

ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION  AND RESULTS OF OPERATIONS:

The following discusses the financial condition as of March 31, 2000 as compared to December 31, 1999 and the results of operations for the three months ended March 31, 2000 and the same period in 1999. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

Forward-Looking Statements

When used in this document, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projected" or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1955. Such statements are subject to certain risks and uncertainties, including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition that could cause actual results to differ materially from the historical earnings and those presently anticipated or projected. Factors listed above could affect the Company's financial performance and could cause the Company's actual results to differ materially from any statments expressed with respect to future periods.

The Company does not undertake, and specifically disclaims any obligation, to publicly revise any forward-looking statements to reflect events or cir-cumstances aftet the date of such statements or to reflect the occurrence of anticiapted or unanticipated events.

Liquidity

The main objectives of asset/liability management are to provide adequate liquidity and to minimize interest rate risk. Liquidity is the ability to meet cash flow needs, which in the banking industry, refers to the Company's ability to fund customer borrowing needs as well as deposit withdrawals. The Company's primary source of liquidity is from overnight Federal Funds Sold and Securities available-for-sale. In addition, other assets such as Cash and Due From Banks and maturing loans also provide additional sources of liquid-ity. At March 31, 2000, the amount of Cash and due from banks and securities and loans with scheduled maturities and or repricing within the next three months was $114 million. The Company continues to keep a balance between short and long-term investments and securities that will provide adequate liquidity and maximize earnings. Based on the Company's capital position, profitability and reputation, the available liquidity sources are considered adequate to meet the current and projected needs of the Company.

Capital

The Company's capital adequacy is a primary concern in our industry, and is measured by several key ratios. A long standing measure of capital adequacy is the percentage of shareholders' equity to total assets. At March 31, 2000, the Company's equity-to-asset ratio adjusted by the impact of FAS#115 was 10.1% compared to 9.9% at December 31, 1999. Regulators of the banking industry focus primarily on two other measurements of capital - the risk-based capital ratio and the leverage ratio. The risk-based capital ratio consists of a numerator of allowable capital components and a denominator of an accumulation of risk-weighted assets. With a significant portion of the Company's investment securities portfolio in government related low risk categories and a fair amount of the loan portfolio in one-to-four family mortgage loans with a 50% risk assessment, the risk-based capital ratio is 16.4% at March 31, 2000, and 16.5% at December 31, 1999.

The regulators require a minimum leverage capital ratio of 3%. They will expect most banks to maintain leverage ratios in the 4-5% range. The leverage ratio is calculated as equity capital less certain intangible assets divided by total assets less the same intangible assets. At March 31, 2000, and December 31, 1999, the ratios were 10.0% and 9.7% respectively.

The Company's deposit insurance premiums which are paid to the Federal Deposit Insurance Corporation are based, in part, on these capital ratios. The FDIC considers a bank "adequately capitalized" if the capital ratios are:
Total equity 8%, Tier 1 risk-based 4% and a leverage ratio of 4%. The FDIC considers a bank "well capitalized" with comparable capital ratios of 10%, 6% and 5%. The Company is considered "well capitalized", and therefore is subject to the lowest deposit insurance premiums available.

Management is not aware of any matters subsequent to March 31, 2000 that would cause the Company's capital category to change.

Financial Condition

The total assets of the Company increased by $2.1 million or .4% from Decem-ber 31, 1999 to March 31, 2000. This increase is due to growth in the loan portfolio of $10.1 million, that was funded by deposit growth of $1.9 million and reductions in cash and investments of $9.8 million.

The lending area has experienced growth of $10.1 million through the first three months of 2000. This growth is primarily concentrated in the Commercial and Installment loan areas with increases of $8.5 million and $1.3 million respectively. Despite the increase in the prime lending rate of 125 basis points from the prior year, the Company continues to experience strong loan growth and increased demand in the Commercial loan area. Installment loans have also increased from year end primarily due to the Company raising rates on these types of loans at a slower pace than has been experienced in the prime rate.

Management expects interest rates to continue rising over the next twelve to twenty-four months, based on economic indicators, the direction of the Fed-eral Reserve and general economic conditions. Rate increases, which signal signs of an inflationary economy, impact rates charged on various loan types, primarily Commercial and Residential Real Estate loans. Although the Company did not sell any loans during the first thee months of 2000 or during the twelve month period in 1999, management may consider the sale of loans into the secondary market as market conditions warrant, to align the portfolio and provide liquidity for future loan demand. There were no loans held for sale at March 31, 2000 or December 31, 1999.

Total securities available-for-sale and fed funds sold decreased by $5.8 million through the first quarter of 2000. This decrease is primarily due to the the strong loan demand that the Company has been experiencing, where cash flows from investment maturities were used to fund higher yielding loans.

Total deposits and borrowings increased by $3.0 million for the first quarter of 2000. This increase is primarily within the Company's money market accounts, most notably the Platinum account which has increased slightly over $6.0 million since December 31, 1999. This is a popular account and features a competitive interest rate as well as special account features. In order to grow and retain deposits for asset growth and funding loans, the Company has, as an ongoing objective, the growth of core deposits. To do this, Management analyzes rates paid on deposits within its market area on a weekly basis to ensure the Company's rates on similar products are competitive. In addition to core deposits, the Company also has alternative funding sources through overnight federal funds and advances from the Federal Home Loan Bank.

Results of Operations

Net income was $1,800,000 for the first three months of 2000 compared to $2,030,000 for the same period in 1999. Earnings per common share for the three months ended March 31, 2000 and 1999 were $.39 and $.43 per share respectively. Dividends were $.16 per share for the first three months of 2000 and $.15 per share for the first three months in 1999.

Total interest income for the first three months increased $426,000 or 4.6% compared to the prior year. This increase is primarily related to the strong loan growth that has been achieved since last year as well as the overall rise in the interest rate environment.

Total earning assets were $514.5 million and $499.4 million at March 31, 2000 and March 31, 1999. The increase in earning assets is due to growth in the loan portfolio of $35.8 million, offset by a reduction of $20.7 million in secur-ities and federal funds sold. The weighted average interest earned on those assets has increased from 7.52% at March 31, 1999 to 7.65% at March 31, 2000.

Total interest bearing liabilities at March 31, 2000 and March 31, 1999 were $423.5 and $406.1 million respectively. The weighted interest rate paid for these liabilities has increased from 3.84% at March 31, 1999 to 4.17% at March 31, 2000.

The net effect of the changes in interest earning assets and interest bearing liabilities, combined with the repricing that has occurred since March 31, 1999, caused a decrease in net interest income of $42,000, or .8%, for the three months ended March 31, 2000.

The provision for loan losses was $54,000 for the three month period ending March 31, 2000 and 1999, while the ratio of the allowance for loan losses to total loans was 1.42% and 1.50% respectively. This decline in the ratio is due to an 11% increase in loan balances, without an increase in non-perform-ing loans. Given the make-up of the loan portfolio, which considers past due loans, charge-off and recovery history as well as general economic condi-tions, Management considers this ratio to be adequate and sufficient to cover probable losses.

Total other expenses increased by $273,000 for the three months ended March 31, 2000 compared to the same period in 1999. Salaries and employee benefits increased by $319 thousand or 18.3%, from $1,744,000 at March 31, 1999 to $2,063,000 at March 31, 2000. This increase is due, in part, to the annual salary adjustments that are made each year in order to maintain compensation at a level that will attract and retain employees, as well as the addition of new employees to staff the data processing company. Occupancy and equipment expense increased $68 thousand, or 14.3%, from $476,000 at March 31, 1999 to $544,000 at March 31, 2000. This increase is primarily related to the addi-tion of new facilities. These facilities, which include a Mortgage loan center, a full service branch as well as the relocation of an existing branch and the creation of a new data processing company have increased expenses in this area primarily due to increases in rent, depreciation, maintenance and utilities. Other non-interest expenses have decreased $114,000, or 9.4%, from $1,211,000 at March 31, 1999 to $1,097,000 at March 31, 2000. This
decline is due to the Company's efforts to control and contain costs where possible. Several reductions were noted in this area, including directors fees, franchise taxes, computer expense, credit card processing costs and charge-offs. These decreases were offset by increases in FDIC insurance, donations, stationary and supplies and phone expense.

Year 2000 Issue (Y2K)

The Company is pleased to announce that it did not experience any "Y2K" related problems at the turn of the century, nor does it anticipate any problems developing during the year 2000. During 1998, the Company began preparing for "Y2K" by performing thorough inventories of all of its computer equipment, related software and technology, as well as preparing a contingency plan for "Y2K." As a result of this internal inventory, the Company was able to identify potential problem areas as well as prepare a timeline for correcting and or updating equipment as needed. During 1999, the Company continued its preparation by proxy testing software and processing systems, as well as making the necessary modifications as needed to install generators at key locations in the event of a "Y2K" related power failure. The Company esti-mates that a total of approximately $500 thousand has been spent for "Y2K" preparations. As a result of this extensive preparation and planning, the Company was well prepared for any "Y2K" related problems and did not experience any losses.

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

There are several methods employed by the Company to monitor and control interest rate risk. One such method is using a "GAP" analysis. The GAP is defined as the repricing variance between rate sensitive assets and rate sensitive liabilities within certain periods. The repricing can occur due to changes in rates on variable rate products as well as maturities of interest-earning assets and interest-bearing liabilities. A high ratio of interest sensitive liabilities, generally referred to as a negative GAP, tends to benefit net interest income during periods of falling interest rates as the average rate paid on interest-bearing liabilities declines faster than the average rate earned on interest-earning assets. The opposite holds true during periods of rising interest rates. The Company attempts to minimize the interest rate risk through management of the gap in order to achieve consistent shareholder return. The Company's Asset and Liability Management Policy is to maintain a fairly neutral GAP position of -10% to +10% in both the short- and long-term periods. At March 31, 2000, the Company had a negative GAP position of -14.1% of total assets for a one year period.
Although the GAP position is outside the goal, the Company feels that it can reduce this negative position during the second and third quarters of the year, as WCNB has approximately $11.5 million of certificates maturing during the second quarter that had a special term of 33 months, but are now in the one year window with respect to maturity. As these certificates mature a portion of them will be "put back" in the GAP window at terms and maturities exceed-ing one year. Another strategy used by the Company is to originate variable rate loans tied to market indices. Such loans reprice on an annual, quar-terly, monthly or daily basis as the underlying market index changes. Currently, approximately 25% of the Company's loan portfolio is written as variable rate. The Company also invests excess funds in liquid federal funds that mature and reprice on a daily basis. The Company also maintains all of its securities in the available-for-sale portfolio to take advantage of interest rate fluctuations and to maintain liquidity for loan funding and deposit withdrawals.

The Company's 1999 annual report details a table which provides information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 1999. The table is based on information and assumptions set forth in the notes. The Company believes the assumptions utilized are reasonable. For loans, securities and liabilities with con-tractual maturities, the table represents principal cash flows and the weighted-average interest rate. For variable rate loans, the contractual maturity and weighted-average interest rate was used with an explanatory footnote as to repricing periods. For liabilities without contractual matur-ities such as demand and savings deposit accounts, a decay rate was utilized to match their most likely withdrawal behavior. Management believes that no events have occurred since December 31, 1999 that would significantly change the ratio of rate sensitive assets to rate sensitive liabilities for the given time horizons.


WAYNE BANCORP, INC.
PART II - OTHER INFORMATION
_____________________________________________________________

     ITEM 1 - Legal Proceedings:

                    NONE

     ITEM 2 - Changes in securities:

                    NONE

     ITEM 3 - Defaults upon senior securities:

                    NONE

     ITEM 4 - Submission of matters to a vote of securities holders:

              (a)  Annual Shareholders' Meeting

              Date:     April 20, 2000

              Description: Election of Directors

              B. Diane Gordon     FOR:  3,228,906  WITHHELD:  77,720
              Stephen L. Shapiro  FOR:  3,234,874  WITHHELD:  71,752
              Bala Venkataraman   FOR:  3,237,257  WITHHELD:  69,369


              Description: Ratify the engagemend of Crowe, Chizek & Company LLP as the independed auditor.

              FOR:  3,238,024  AGAINST:  53,384  ABSTAIN:  15,218

             (d)        None

     ITEM 5 - Other information:

                    NONE

     ITEM 6 - Exhibits and reports on Form 8-K:

                    NONE

______________________________SIGNATURES______________________________________

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                         Wayne Bancorp, Inc.
                                        (Registrant)


Date: May 5, 2000 ____________________________

                  David L. Christopher,
                  Chairman

Date: May 5, 2000 ____________________________

                  David P. Boyle, CPA
                  Treasurer