Form 10-Q
period 2000-06-30
WAYNE BANCORP INC /OH/
filed 2000-08-14
CIK 788134

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

               For the Quarter Ended June 30, 2000

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

Yes__X__       No_____


Number of shares of Common Stock, Stated Value $1.00 per Share, shares outstanding at July 31, 2000, the latest practicable date: 4,600,060

                                  INDEX

                           WAYNE BANCORP, INC.
                                FORM 10-Q

For the Quarter Ended June 30, 2000

PART I.    FINANCIAL INFORMATION                               PAGE NO.

Item I.   Financial Statements (unaudited)

              Consolidated Balance Sheets.................        1

              Consolidated Statements of Income
                       and Comprehensive Income...........        2

              Consolidated Statements of Cash Flows.......        3

              Notes to Consolidated Financial Statements..    4, 5, 6, 7


Item II.   Management's discussion and analysis of financial
              condition and results of operations..........     7, 8, 9

Item III.  Quantitative and Qualitative Disclosures about
               Market Risk.................................       9, 10

PART II.   OTHER INFORMATION...............................        11

SIGNATURES.................................................        12

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS

                   CONSOLIDATED BALANCE SHEETS

(Unaudited)                                          June 30,    December 31,
(In thousands of dollars)                              2000          1999
                                                  --------------------------
ASSETS
Cash and Due From Banks........................       $24,905     $23,660
Federal Funds Sold.............................             0       3,720
                                                   --------------------------
        Total Cash and Cash Equivalents........        24,905      27,380

Securities Available-for-Sale..................       142,847     150,018

Loans..........................................       383,841     356,503
                 Allowance for Loan Losses.....       (5,298)     (5,197)
                                                   ------------------------
                   Net Loans...................      378,543     351,306

Premises and Equipment.........................        9,897       9,260
Accrued interest receivable and other assets...        9,600       7,924
                                                  -------------------------
TOTAL ASSETS...................................     $565,792    $545,888
                                                  ==========================
LIABILITIES
Deposits
     Interest Bearing..........................     $391,837    $395,087
     Non-Interest Bearing......................       68,322      66,728
                                                   ------------------------
               Total Deposits..................      460,159     461,815

Short-term borrowings..........................       34,446      25,683
Federal Home Loan Bank Advances................       12,419       1,288
ESOP Loan......................................          200         400
Other Borrowings...............................          132           0
Other Liabilities..............................        3,033       3,456
                                                   ------------------------
                   Total Liabilities...........      510,389     492,642

SHAREHOLDERS' EQUITY
Common Stock, Stated Value $1..................        4,917       4,917
  Shares authorized - 12,000,000
  Shares issued -  4,917,218
  Shares outstanding - 4,600,060 in 2000 and
                       4,610,283 in 1999
Paid In Capital................................       13,200      13,256
Retained Earnings..............................       49,383      47,049
Unearned ESOP shares...........................         (100)       (200)
Treasury Stock, at cost........................      (10,994)    (10,887)
Accumulated other comprehensive income.........       (1,003)       (889)
                                                   ------------------------
              Total Shareholders' Equity.......       55,403      53,246
                                                   ------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.....     $565,792    $545,888
                                                   ========================
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)                        Three Months Ended      Six Months Ended
(In thousands of dollars,                June 30,              June 30,
 except per share data)              2000      1999          2000     1999
                                  ------------------------------------------
INTEREST INCOME:
Interest and Fees on Loans......    $8,116    $7,053      $15,667    $13,931
Interest and Dividends on
  Securities:
     Taxable....................     1,621     1,821        3,344      3,796
     Non-taxable................       488       432          924        841
Other Interest Income...........        45        68           66        111
                                   ------------------------------------------
  Total Interest Income.........    10,270     9,374       20,001     18,679

INTEREST EXPENSE:
Interest on Deposits............     4,167     3,547        8,168      7,039
Interest on Repurchase
  Agreements....................       354       294          659        633
Interest on Other Borrowed Funds       146        52          182         91
Interest on ESOP Loan...........         4         8           10         18
                                   ------------------------------------------
  Total Interest Expense.........    4,671     3,901        9,019      7,781

NET INTEREST INCOME..............    5,599     5,473       10,982     10,898
Provision for Loan Losses........       54        54          108        108
                                   ------------------------------------------
NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES.....    5,545     5,419       10,874     10,790

OTHER INCOME:
Service Charges on Deposits......      443       439          857        848
Income from Fiduciary Activities.      345       345          690        690
Other Non-Interest Income........      182       194          351        386
Gain on Security Sales...........        0        49            1         49
                                   ------------------------------------------
  Total Other Income.............      970     1,027        1,899      1,973

OTHER EXPENSES:
Salaries and Employee Benefits...    2,077     1,894        4,140      3,638
Occupancy and Equipment..........      495       460        1,039        936
Other Non-Interest Expenses......    1,085     1,262        2,182      2,473
                                   ------------------------------------------
  Total Other Expenses...........    3,657     3,616        7,361      7,047

INCOME BEFORE INCOME TAX EXPENSE.    2,858     2,830        5,412      5,716

INCOME TAX EXPENSE...............      854       829        1,608      1,685
                                   ------------------------------------------
NET INCOME.......................    2,004     2,001        3,804      4,031
                                   ==========================================
Other Comprehensive Income, net
  of tax Unrealized gains (losses)
  on available-for-sale securities
  arising during the period......     222     (1,059)       (113)    (1,626)
  Reclassification adjustment for
  amounts realized on securities
  included in net income. .......       0        (32)         (1)       (32)
                                    -----------------------------------------
COMPREHENSIVE INCOME.............  $2,226       $910      $3,690      $2,373
                                   ==========================================
NET INCOME PER COMMON
  SHARE - BASIC                     $0.44      $0.43       $0.83      $0.86
NET INCOME PER COMMON
  SHARE - DILUTED                   $0.44      $0.43       $0.83      $0.86
DIVIDENDS PER SHARE                 $0.16      $0.15       $0.32      $0.30

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Six Months Ended
(Unaudited)                                             June 30,
(In thousands of dollars)                           2000        1999
                                                  ------------------------
OPERATING ACTIVITIES

Net Income.............................            $3,804        $4,031
Adjustments to reconcile net income
 to net cash  provided by operating
 activities:
    Provision for loan losses..........               108           108
    Depreciation and amortization......               725           656
    Amortization of security premiums
     and discounts.....................               222           370
    Compensation expense on ESOP shares                44            82
    Change in interest receivable......              (964)          332
    Change in interest payable.........               179           (62)
    Other, (net).......................            (1,423)         (707)
                                                 ------------------------
Net cash provided by operating
  activities...........................             2,695         4,810

INVESTING ACTIVITIES

Purchase of securities
  available-for-sale...................           (9,145)       (16,919)
Proceeds from matured securities
  available-for-sale...................           15,918         27,453
Proceeds from sales of securities
  available-for-sale...................                3          8,751
Net increase in loans and leases.......          (27,345)       (16,757)
Purchase of premises and equipment, net           (1,194)          (587)
                                                ------------------------
Net cash (used) provided by investing
  activities...........................          (21,763)         1,941

FINANCING ACTIVITIES

Net increase (decrease) in deposits....           (1,656)         4,414
Net increase (decrease) in short term
  borrowings...........................           10,169         (9,476)
Proceeds from Federal Home Loan Bank
 advances..............................           10,000          7,000
Repayment of Federal Home Loan Bank
 advances..............................              (37)        (7,035)
Repayment of ESOP loan.................             (200)          (200)
Proceeds from other borrowed funds.....              455          1,400
Repayment of other borrowed funds......             (560)        (1,100)
Cash dividends paid....................           (1,471)        (1,416)
Net (increase) decrease in treasury
  stock................................             (107)        (8,273)
                                                 ------------------------
Net cash provided (used) by financing
 activities............................           16,593        (14,686)

Increase (decrease) in cash and cash
 equivalents...........................           (2,475)        (7,935)
Cash and cash equivalents at beginning
 of period.............................           27,380          27,810
                                                 ------------------------
Cash and cash equivalents at end of
 period................................          $24,905         $19,875
                                                 ========================
Supplemental Disclosures of Cash Flow
 Information:
Cash basis payments for federal
  income taxes.........................          $1,795           $1,510
Cash basis payments for interest
  expense..............................          $8,840           $7,843

See notes to consolidated financial statements.


                         WAYNE BANCORP, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.   Basis of Presentation:

The accompanying unaudited consolidated financial statements have been pre pared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting standards for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature.

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

Income tax expense is the total of the current-year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are expected future tax amounts for the temporary differences between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Employee Stock Option Plan ("ESOP") shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share includes the additional poten-tial common shares issuable under stock options. The weighted average number of common shares outstanding for basic and diluted earnings per common share computations were 4,595,338 and 4,663,685 for the six months ended June 30, 2000 and 1999, and for the three months ended June 30, 2000 and 1999 the weighted average shares outstanding were 4,596,035 and 4,681,003 respec-tively. Stock options did not have a dilutive effect on the weighted average shares outstanding for the three and six month periods ending June 30, 2000, due to the exercise price for the stock options exceeding the average stock price of the Company during these periods.

Some items in prior financial statements have been reclassified to conform to the current presentation.

2.  Securities:

During the six months ended June 30, 2000 proceeds from the sale of securities were $3 thousand, with gross gains of $1 thousand included in earnings. During the period ended June 30, 1999, proceeds from the sale of securities was $8.8 million, with gross realized gains of $52 thousand and gross realized losses of $3 thousand included in earnings.

The amortized cost and fair values of securities available-for-sale were as follows:

                                            June 30, 2000
                                            Gross       Gross
                              Amortized   Unrealized  Unrealized    Fair
(In thousands of dollars)        Cost       Gains       Losses      Value
                            -----------------------------------------------
U.S. Treasury...............   $29,597        $0       ($253)    $29,344
Federal Agency Obligations..    33,823        19        (480)     33,362
Federal Agency Pool.........    10,314        13        (173)     10,154
Obligations of states and
  political subdivisions....    39,497       132        (399)     39,230
Corporate Obligations.......    28,334        15        (315)     28,034
Other securities............     2,802        32        (111)      2,723
                            -----------------------------------------------
                              $144,367      $211     ($1,731)   $142,847
                            ===============================================

                                           December 31, 1999
                                           Gross       Gross
                             Amortized  Unrealized  Unrealized     Fair
                                Cost       Gains       Losses      Value
                            -----------------------------------------------
U.S. Treasury...............   $33,160       $17       ($261)    $32,916
Federal Agency Obligations..    35,371         2        (453)     34,920
Federal Agency Pool.........    13,083        20        (141)     12,962
Obligations of state and
  political subdivisions....    37,931       183        (420)     37,694
Corporate Obligations.......    29,094         6        (305)     28,795
Other securities............     2,726        63         (58)      2,731
                            -----------------------------------------------
                              $151,365      $291     ($1,638)   $150,018
                            ===============================================

3.   Loans:

Loans considered impaired within the scope of SFAS No. 114 were not significant at June 30, 2000 and December 31, 1999, and during the three and six months ended June 30, 2000 and 1999.

Loans are comprised of the following:

                                         June 30,     December 31,
(In thousands of dollars)                  2000           1999
                                       --------------------------
Commercial and Agricultural ...........   $167,619     $146,504
Real Estate loans......................    149,863      147,068
Installment loans......................     51,563       48,411
Home Equity loans......................     12,763       12,234
Lease Financing........................      1,934        2,179
Other loans............................         99          107
                                       ------------------------
                   Total...............   $383,841     $356,503
                                       ========================

ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION  AND RESULTS OF OPERATIONS:

The following discusses the financial condition as of June 30, 2000, as compared to December 31, 1999 and the results of operations for the three and six months ended June 30, 2000 and the same periods in 1999. This discussion should be read in conjunction with the interim financial statements and foot-notes included herein.

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

The Company does not undertake, and specifically disclaims any obligation, to publicly revise any forward-looking statements to reflect events or circumstances aftet the date of such statements or to reflect the occurrence of anticiapted or unanticipated events.

Liquidity

The main objectives of asset/liability management are to provide adequate liquidity and to minimize interest rate risk. Liquidity is the ability to meet cash flow needs, which in the banking industry, refers to the Company's ability to fund customer borrowing needs as well as deposit withdrawals. The Company's primary source of liquidity is from overnight Federal Funds Sold and Securities available-for-sale. In addition, other assets such as cash and due from banks and maturing loans also provide additional sources of liquidity. At June 30, 2000, the amount of cash and due from banks and securities and loans with scheduled maturities and or repricing within the next three months was $140 million. The Company continues to keep a balance between short and long-term investments and securities that will provide adequate liquidity and maximize earnings. Based on the Company's capital position, profitability and reputation, the available liquidity sources are considered adequate to meet the current and projected needs of the Company.

Capital

The Company's capital adequacy is a primary concern in our industry, and is measured by several key ratios. A long standing measure of capital adequacy is the percentage of shareholders' equity to total assets. At June 30, 2000, the Company's equity-to-asset ratio adjusted by the impact of FAS#115 was 10.0% compared to 9.9% at December 31, 1999. Regulators of the banking industry focus primarily on two other measurements of capital - the risk-based capital ratio and the leverage ratio. The risk-based capital ratio consists of a numerator of allowable capital components and a denominator of an accumulation of risk-weighted assets. With a significant portion of the Company's investment securities portfolio in government related low risk categories and a fair amount of the loan portfolio in one-to-four family mortgage loans with a 50% risk assessment, the risk-based capital ratio is 16.1% at June 30, 2000, and 16.5% at December 31, 1999.

The regulators require a minimum leverage capital ratio of 3%. They will expect most banks to maintain leverage ratios in the 4-5% range. The leverage ratio is calculated as equity capital less certain intangible assets divided by total assets less the same intangible assets. At June 30, 2000, and December 31, 1999, the ratios were 10.0% and 9.7% respectively.

The Company's deposit insurance premiums which are paid to the Federal
Deposit Insurance Corporation are based, in part, on these capital ratios.
The FDIC considers a bank "adequately capitalized" if the capital ratios are: Total equity 8%, Tier 1 risk-based 4% and a leverage ratio of 4%. The FDIC considers a bank "well capitalized" with comparable capital ratios of 10%, 6% and 5%. The Company and bank subsidiaries are considered "well capitalized" and therefore are subject to the lowest deposit insurance premiums available.

Management is not aware of any matters subsequent to June 30, 2000 that would cause the Company's capital category to change.

Financial Condition

The total assets of the Company increased by $19.9 million or 3.6% from from December 31, 1999 to June 30, 2000. This increase is due to growth in the loan portfolio of $27.3 million, that was funded by growth in short term borrowings and Federal Home Loan Bank advances of $19.9 million and reduc-tions in cash and investments of $9.6 million.

The lending area has experienced growth of $27.3 million through the first six months of 2000. This growth is primarily concentrated in the commercial and installment loan areas with increases of $21.1 million and $3.2 million respectively. Despite the increase in the prime lending rate from the prior year, the Company has experienced strong loan growth and steady demand in the commercial loan area. Installment loans have also increased from year end primarily due to the Company raising rates on these types of loans at a slower pace than has been experienced in the prime rate.

Management expects interest rates to rise in the short term, and then remain flat over the next twelve to fifteen months, based on economic indicators and general economic conditions. Rate increases, which signal signs of an infla-tionary economy, impact rates charged on various loan types, primarily commercial and residential real estate loans. Although the Company did not sell any loans during the first six months of 2000 or during the twelve month period in 1999, management may consider the sale of loans into the secondary market as market conditions warrant to align the portfolio and provide liquidity for future loan demand. There were no loans held for sale at June 30, 2000 or December 31, 1999.

Total securities available-for-sale and fed funds sold decreased by $10.9 million through the second quarter of 2000. This decrease is primarily due to the the strong loan demand that the Company has been experiencing, where cash flows from investment maturities have been used to fund higher yielding loans.

Total deposits decreased by $1.7 million for the period ended June 30, 2000. This decline in deposits is due to customers increased awareness of deposit rates, and an increase in investment alternatives. As consumers have become more rate conscious over the past few years deposit retention is becoming more difficult, especially as mutual funds and the stock market are becoming more acceptable as investment vehicles. In order to grow and retain deposits to meet loan demand and grow assets, the Company has focused on growing its core deposits. To do this management analyzes rates paid on deposits within its market area on a weekly basis to ensure the Company's rates on similar products are competitive.

Other borrowings increased $19.9 million for the six months ended June 30, 2000. This increase is primarily in overnight federal funds borrowings as well as additional funds advanced from the Federal Home Loan Bank. The Company used these alternative funding sources to fund its loan growth, as well as offset the decline in core deposits.

Results of Operations

Net income was $3,804,000 for the first six months of 2000 compared to $4,031,000 for the same period in 1999. Earnings per common share for the six months ended June 30, 2000 and 1999 were $.83 and $.86 per share respectively. Dividends were $.32 per share for the first six months of 2000 and $.30 per share for the first six months in 1999.

For the three months ended June 30, 2000, net income was $2,004,000, or $.44 per share, with dividends paid of $.16 per share. This compares to net income of $2,001,000, or $.43 per share, with dividends paid of $.15 per share for the three months ended June 30, 1999.

Total interest income for the first six months increased $1.3 million or 7.1% compared to the prior year. This increase is primarily related to the strong loan growth that has been achieved since last year as well as the overall rise in the interest rate environment.

Total earning assets were $526.7 million and $493.8 million at June 30, 2000 and June 30, 1999. The increase in earning assets is due to growth in the loan portfolio of $42.9 million, offset by a reduction of $10.0 million in securities and federal funds sold. The weighted average interest earned on these assets has increased from 7.47% at June 30, 1999 to 7.75% at June 30, 2000.

Total interest bearing liabilities at June 30, 2000 and June 30, 1999 were $439.0 and $405.6 million respectively. The weighted interest rate paid for these liabilities has increased from 3.83% at June 30, 1999 to 4.26% at June 30, 2000.

The net effect of the changes in interest earning assets and interest bearing liabilities, combined with the repricing that has occurred since June 30, 1999, caused an increase in net interest income of $84,000, or .8%, for the six months ended June 30, 2000.

The provision for loan losses was $108,000 for the six month period ending June 30, 2000 and 1999, while the ratio of the allowance for loan losses to total loans was 1.38% and 1.47% respectively. This decline in the ratio is due to a 12.6% increase in loan balances, without an increase in non-perform-ing loans. Given the make-up of the loan portfolio, which considers past due loans, charge-off and recovery history as well as general economic condi-tions, management considers the allowance for loan losses to be adequate and sufficient to cover probable incurred credit losses.

Total other expenses increased by $314,000 for the six months ended June 30, 2000 compared to the same period in 1999. Salaries and employee benefits increased by $502,000, or 13.8%, from $3,638,000 at June 30, 1999 to
$4,140,000 at June 30, 2000. This increase is due, in part, to the annual salary adjustments that are made each year in order to maintain compensation at a level that will attract and retain employees, as well as the addition of new employees to staff the data processing company, which provides services to WCNB. Occupancy and equipment expense increased $103 thousand, or 11.0%, from $936,000 at June 30, 1999 to $1,039,000 at June 30, 2000.
This increase is primarily related to the addition of new facilities. These facilities, which include a mortgage loan center, a full service branch as well as the relocation of an existing branch and the creation of a new data processing company have increased expenses in this area primarily due to increases in rent, depreciation, maintenance and utilities. Other non-interest expenses have decreased $291,000, or 11.8%, from $2,473,000 at June 30, 1999 to $2,182,000 at June 30, 2000. This decline is due to the Company's efforts to control and contain costs where possible. Several reductions were noted in this area, including directors fees, franchise taxes, computer expense and credit card processing costs. These decreases were offset by increases in FDIC insurance, donations and phone expense.

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

Interest rate risk is the risk that the Company's financial condition will be adversely affected due to movements in interest rates. The Company, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets reprice differently than its interest-bearing liabilities. The income of financial institutions is primarily derived from the excess of interest earned on interest-earning assets over the interest paid on interest-bearing liabilities. One of the Company's principal financial objectives is to achieve long-term profita-bility while reducing its exposure to fluctuations in interest rates. Accordingly, the Company places great importance on monitoring and controlling interest rate risk.

There are several methods employed by the Company to monitor and control interest rate risk. One such method is using a "GAP" analysis. The GAP is defined as the repricing variance between rate sensitive assets and rate sensitive liabilities within certain periods. The repricing can occur due to changes in rates on variable rate products as well as maturities of interest-earning assets and interest-bearing liabilities. A high ratio of interest sensitive liabilities, generally referred to as a negative GAP, tends to benefit net interest income during periods of falling interest rates as the average rate paid on interest-bearing liabilities declines faster than the average rate earned on interest-earning assets. The opposite holds true during periods of rising interest rates. The Company attempts to minimize the interest rate risk through management of the gap in order to achieve consistent shareholder return. The Company's Asset and Liability Management Policy is to maintain a fairly neutral GAP position of +10% to -15% in both the short- and long-term periods. At June 30, 2000, the Company had a negative GAP position of -12.9% of total assets for a one year period. Another strategy used by the Company is to originate variable rate loans tied to market indices. Such loans reprice on an annual, quarterly, monthly or daily basis as the underlying market index changes. Currently, approxi-mately 29% of the Company's loan portfolio is written as variable rate.
The Company also invests excess funds in liquid federal funds that mature and reprice on a daily basis. The Company also maintains all of its securi-ties in the available-for-sale portfolio to take advantage of interest rate fluctuations and to maintain liquidity for loan funding and deposit withdrawals.

The Company's 1999 annual report provides a table which details information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 1999. The table is based on information and assumptions set forth in the notes. The Company believes the assumptions utilized are reasonable. For loans, securities and liabilities with contractual maturities, the table represents principal cash flows and the weighted-average interest rate. For variable rate loans, the contractual maturity and weighted-average interest rate was used with an explanatory footnote as to repricing periods. For liabilities without contractual maturities such as demand and savings deposit accounts, a decay rate was utilized to match their most likely withdrawal behavior. Management believes that no events have occurred since December 31, 1999 that would significantly change the ratio of rate sensitive assets to rate sensitive liabilities for the given time horizons.


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

  (a)  Annual Shareholders' Meeting

       Date:  April 20, 2000

       Description:  Election of Directors

       B. Diane Gordon      FOR: 3,228,906    WITHHELD: 77,720
       Stephen L. Shapiro   FOR: 3,234,874    WITHHELD: 71,752
       Bala Venkataraman    FOR: 3,237,257    WITHHELD: 69,369

       Description: Ratify the engagement of Crowe, Chizek & Company LLP as the independent auditor.

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

 ITEM 6 - Exhibits and reports on Form 8-K:

          NONE


______________________SIGNATURES______________________________

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                    Wayne Bancorp, Inc.
                                   (Registrant)

Date     Aug 11, 2000       ____________________________

                            David L. Christopher,
                            Chairman

Date     Aug 10, 2000       ____________________________

                            David P. Boyle, CPA
                            President/Treasurer