Form 10-Q
period 2000-09-30
WAYNE BANCORP INC /OH/
filed 2000-11-13
CIK 788134

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

                For the Quarter Ended:    September 30, 2000


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing re-quirements for the past 90 days:

Yes__X__       No_____

Number of shares of Common Stock, Stated Value $1.00 per Share, shares out-
standing at October 31, 2000, the latest practicable date:   4,599,306

                                INDEX

                          WAYNE BANCORP, INC.
                               FORM 10-Q

For the Quarter Ended September 30, 2000

PART I.    FINANCIAL INFORMATION                                  PAGE NO.

Item I.   Financial Statements (unaudited)

                   Consolidated Balance Sheets.................        1

                   Consolidated Statements of Income
                            and Comprehensive Income...........        2

                   Consolidated Statements of Cash Flows.......        3

                   Notes to Consolidated Financial Statements..        4


Item II.   Management's discussion and analysis of financial
                   condition and results of operations.........        6

Item III.   Quantitative and Qualitative Disclosures about
                   Market Risk.................................       10

PART II.   OTHER INFORMATION...................................       12

SIGNATURES.....................................................       13

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS

                         CONSOLIDATED BALANCE SHEETS

(Unaudited)                                        September 30,  December 31,
(In thousands of dollars)                               2000          1999
                                                   --------------------------
ASSETS
Cash and Due From Banks............................    $21,168     $23,660
Federal Funds Sold.................................      5,565       3,720
                                                   ------------------------
                 Total Cash and Cash Equivalents...     26,733      27,380

Securities Available-for-Sale......................    128,995     150,018

Loans..............................................    389,165     356,503
                 Allowance for Loan Losses.........     (5,312)     (5,197)
                                                   ------------------------
                 Net Loans.........................    383,853     351,306

Premises and Equipment.............................      9,799       9,260
Accrued interest receivable and other assets.......      9,074       7,924
                                                   ------------------------
TOTAL ASSETS.......................................   $558,454    $545,888
                                                   ========================
LIABILITIES
Deposits
     Interest Bearing..............................   $402,389    $395,087
     Non-Interest Bearing..........................     65,192      66,728
                                                   ------------------------
                 Total Deposits....................    467,581     461,815

Short-term borrowings..............................     26,985      25,683
Federal Home Loan Bank Advances....................      2,982       1,288
ESOP Loan..........................................        200         400
Other Borrowings...................................        129           0
Other Liabilities..................................      3,173       3,456
                                                   ------------------------
                 Total Liabilities.................    501,050     492,642

SHAREHOLDERS' EQUITY
Common Stock, Stated Value $1......................      4,917       4,917
  Shares authorized - 12,000,000
  Shares issued -  4,917,218
  Shares outstanding - 4,606,806 in 2000 and
                       4,602,985 in 1999
Paid In Capital....................................     13,169      13,256
Retained Earnings..................................     50,659      47,049
Unearned ESOP shares - 1,136 shares in 2000 and
                       4,545 shares in 1999........        (50)       (200)
Treasury Stock, at cost - 310,412 shares in 2000 and
                          314,233 shares in 1999...    (10,897)    (10,887)
Accumulated other comprehensive income.............       (394)       (889)
                                                   ------------------------
                 Total Shareholders' Equity........     57,404      53,246
                                                   ------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.........   $558,454    $545,888
                                                   ========================
See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


(Unaudited)                            Three Months Ended   Nine Months Ended
(In thousands of dollars,                 September 30,       September 30,
 except per share data)                   2000     1999       2000     1999
                                      ------------------------------------------
INTEREST INCOME:
Interest and Fees on Loans............  $8,541    $7,307   $24,208   $21,238
Interest and Dividends on Securities:
     Taxable..........................   1,532     1,700     4,876     5,496
     Non-taxable......................     460       410     1,384     1,251
Other Interest Income.................      79        47       145       158
                                     -----------------------------------------
      Total Interest Income...........  10,612     9,464    30,613    28,143

INTEREST EXPENSE:
Interest on Deposits..................   4,446     3,641    12,614    10,680
Interest on Repurchase Agreements.....     351       249     1,010       882
Interest on Other Borrowed Funds......     183       132       365       223
Interest on ESOP Loan.................       4         9        14        27
                                     -----------------------------------------
      Total Interest Expense..........   4,984     4,031    14,003    11,812

NET INTEREST INCOME...................   5,628     5,433    16,610    16,331
Provision for Loan Losses.............      54        27       162       135
                                     -----------------------------------------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES.....................   5,574     5,406    16,448    16,196

OTHER INCOME:
Service Charges on Deposits...........     469       450     1,326     1,298
Income from Fiduciary Activities......     345       345     1,035     1,035
Other Non-Interest Income.............     142       184       493       570
Gain on Security Sales................       2         0         3        51
                                     ----------------------------------------
       Total Other Income.............     958       979     2,857     2,954

OTHER EXPENSES:
Salaries and Employee Benefits........   2,085     2,003     6,225     5,641
Occupancy and Equipment...............     488       447     1,527     1,383
Other Non-Interest Expenses...........   1,097     1,210     3,279     3,685
                                     ----------------------------------------
       Total Other Expenses...........   3,670     3,660    11,031    10,709

INCOME BEFORE INCOME TAX EXPENSE......   2,862     2,725     8,274     8,441

INCOME TAX EXPENSE....................     850       779     2,458     2,464
                                      -----------------------------------------
NET INCOME............................   2,012     1,946     5,816     5,977
                                     =========================================
Other Comprehensive Income, net of tax
  Unrealized holding gains (losses)
   on available-for-sale securities
   arising during the period..........    610      (147)      497    (1,772)
  Reclassification adjustment for (gains)
   losses realized during the period..     (1)        0        (2)      (34)
                                    ------------------------------------------
COMPREHENSIVE INCOME..................  $2,621    $1,799    $6,311    $4,171
                                    ==========================================
NET INCOME PER COMMON SHARE - BASIC      $0.44     $0.42     $1.27     $1.28
NET INCOME PER COMMON SHARE - DILUTED    $0.44     $0.42     $1.27     $1.28
DIVIDENDS PER SHARE                      $0.16     $0.15     $0.48     $0.45

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Nine Months Ended
(Unaudited)                                             September 30,
(In thousands of dollars)                             2000        1999
                                                   ------------------------
OPERATING ACTIVITIES

Net Income.....................................      $5,816      $5,977
Adjustments to reconcile net income to net cash
   provided by operating activities:
       Provision for loan losses...............         162         135
       Depreciation and amortization...........       1,078         987
       Amortization of security premiums and
        discounts..............................         312         620
       Compensation expense on ESOP shares.....          63         118
       Change in interest receivable...........        (983)       (169)
       Change in interest payable..............         (27)        (41)
       Other, (net)............................        (929)       (318)
                                                   ------------------------
Net cash provided by operating activities......       5,492       7,309

INVESTING ACTIVITIES

Purchase of securities available-for-sale......      (7,424)    (22,284)
Proceeds from matured securities available-for
  sale.........................................      21,681      39,770
Proceeds from sales of securities available-
  for-sale.....................................       7,204       9,754
Net increase in loans and leases...............     (32,709)    (25,319)
Purchase of premises and equipment, net........      (1,366)     (1,366)
                                                  ------------------------
Net cash (used) provided by investing a........     (12,614)        555

FINANCING ACTIVITIES

Net increase (decrease) in deposits.............      5,766      12,988
Net increase (decrease) in short term borrowings      1,302     (11,125)
Proceeds from Federal Home Loan Bank advances...     11,750      12,000
Repayment of Federal Home Loan Bank advances....    (10,056)     (7,052)
Repayment of ESOP loan..........................       (200)       (200)
Proceeds from other borrowed funds..............        137           0
Repayment of other borrowed funds...............         (8)          0
Cash dividends paid.............................     (2,206)     (2,105)
Proceeds from issuance of treasury stock........        304         300
Purchases of treasury stock.....................       (314)     (8,977)
                                                   ------------------------
Net cash provided (used) by financing activities      6,475      (4,171)

Increase (decrease) in cash and cash equivalents      (647)      3,693
Cash and cash equivalents at beginning of period    27,380      27,810
                                                 ------------------------
Cash and cash equivalents at end of period......   $26,733     $31,503
                                                  ========================
Supplemental Disclosures of Cash Flow Information
Cash basis payments for federal income taxes....    $2,715      $2,325
Cash basis payments for interest expense........   $14,030     $11,853

See notes to consolidated financial statements.


                       WAYNE BANCORP, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes re-quired by generally accepted accounting standards for complete financial statements. In the opinion of management, all adjustments considered neces-sary for a fair presentation have been included and such adjustments are of a normal recurring nature.

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

To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of finan-cial instruments and status of contingencies are particularly subject to change.

Income tax expense is the total of the current-year income tax due or refund-able and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are expected future tax amounts for the temporary differences between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Employee Stock Option Plan ("ESOP") shares are considered outstanding for this calcu-lation unless unearned. Diluted earnings per common share includes the additional potential common shares issuable under stock options. The weighted average number of common shares outstanding for basic and diluted earnings per common share computations were 4,597,319 and 4,658,766 for the nine months ended September 30, 2000 and 1999, and for the three months ended September 30, 2000 and 1999 the weighted average shares outstanding were 4,597,874 and 4,592,899 respectively. Stock options did not have a dilutive effect on the weighted average shares outstanding for the three and nine month periods ending September 30, 2000 and 1999, due to the exercise price for the stock options exceeding the average stock price of the Company during these periods.

Some items in prior financial statements have been reclassified to conform to the current presentation.

2.  Securities:

During the nine months ended September 30, 2000, gross proceeds from the sale of securities were $7.2 million, with gross realized gains of $9 thousand and gross realized losses of $6 thousand included in earnings. During the nine months ended September 30, 1999, gross proceeds from the sale of securities were $9.8 million, with gross realized gains of $54 thousand and gross real-ized losses of $3 thousand included in earnings. During the three months ended September 30, 2000, gross proceeds from the sale of securities were $7.2 million, with gross realized gains of $8 thousand and gross realized losses of $6 thousand included in earnings. There were no security sales during the three month period ending September 30, 1999.

The amortized cost and fair values of securities available-for-sale were as follows:

                                         September 30, 2000
                                          Gross       Gross
                             Amortized  Unrealized  Unrealized     Fair
(In thousands of dollars)      Cost       Gains       Losses       Value
                            -----------------------------------------------
U.S. Treasury...............   $24,576      $23       ($106)      $24,493
Federal Agency Obligations..    30,899       72        (220)       30,751
Federal Agency Pools........     8,655       15         (84)        8,586
Obligations of states and
  political subdivisions....    38,108      192        (242)       38,058
Corporate Obligations.......    24,516       36        (132)       24,420
Other securities............     2,838       34        (185)        2,687
                            -----------------------------------------------
                              $129,592     $372       ($969)     $128,995
                            ===============================================

                                          December 31, 1999
                                          Gross       Gross
                             Amortized  Unrealized  Unrealized     Fair
                               Cost       Gains       Losses       Value
                            -----------------------------------------------
U.S. Treasury...............   $33,160      $17       ($261)      $32,916
Federal Agency Obligations..    35,371        2        (453)       34,920
Federal Agency Pools........    13,083       20        (141)       12,962
Obligations of stat.........
  political subdivisions....    37,931      183        (420)       37,694
Corporate Obligations.......    29,094        6        (305)       28,795
Other securities............     2,726       63         (58)        2,731
                            -----------------------------------------------
                              $151,365     $291     ($1,638)     $150,018
                            ===============================================

3.   Loans:

Loans are comprised of the following:

                                       September 30,   December 31,
(In thousands of dollars)                  2000           1999
                                       ----------------------------
Commercial loans.......................   $168,752      $146,504
Real estate loans......................    151,912       147,068
Installment loans......................     52,965        48,411
Home equity loans......................     13,311        12,234
Lease financing........................      1,986         2,179
Other loans............................        239           107
                                       ----------------------------
                   Total...............   $389,165      $356,503
                                       ============================

Loans considered impaired within the scope of SFAS No. 114 were not significant at September 30, 2000 and December 31, 1999, and during the three and nine months ended September 30, 2000 and 1999.


ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION  AND RESULTS OF OPERATIONS:

The following discusses the financial condition as of September 30, 2000, as compared to December 31, 1999 and the results of operations for the three and nine months ended September 30, 2000 and the same periods in 1999. This discussion should be read in conjunction with the interim financial state-ments and footnotes included herein.

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

Liquidity

The main objectives of asset/liability management are to provide adequate liquidity and to minimize interest rate risk. Liquidity is the ability to meet cash flow needs, which in the banking industry, refers to the Company's ability to fund customer borrowing needs as well as deposit withdrawals and pay operating expenses. The Company's primary source of liquidity is from overnight Federal Funds Sold and Securities available-for-sale. In addition, other assets such as cash and due from banks and maturing loans also provide additional sources of liquidity. At September 30, 2000, the amount of cash and due from banks and securities and loans with scheduled maturities and or repricing within the next three months was $130 million. The Company con-tinues to keep a balance between short and long-term investments and secur-ities that will provide adequate liquidity and maximize earnings. Based on the Company's capital position, profitability and reputation, the available liquidity sources are considered adequate to meet the current and projected needs of the Company.

Capital

The Company's capital adequacy is a primary concern in our industry, and is measured by several key ratios. A long standing measure of capital adequacy is the percentage of shareholders' equity to total assets. At September 30, 2000, the Company's equity-to-asset ratio adjusted by the impact of accumu-lated other comprehensive income was 10.3% compared to 9.9% at December
31, 1999. Regulators of the banking industry focus primarily on two other measurements of capital - the risk-based capital ratio and the leverage ratio. The risk-based capital ratio consists of a numerator of allowable capital components and a denominator of an accumulation of risk-weighted assets. With a significant portion of the Company's investment securities portfolio in government related low risk categories and a fair amount of the loan portfolio in one-to-four family mortgage loans with a 50% risk assess-ment, the risk-based capital ratio is 16.8% at September 30, 2000, and 16.5% at December 31, 1999.

The regulators require a minimum leverage capital ratio of 3%. They will expect most banks to maintain leverage ratios in the 4-5% range. The leverage ratio is calculated as equity capital less certain intangible assets divided by total assets less the same intangible assets. At September 30, 2000, and December 31, 1999, these ratios were 10.3% and 9.7% respectively.

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

Management is not aware of any matters subsequent to September 30, 2000, that would cause the Company's capital category to change.

Financial Condition

The total assets of the Company increased by $12.6 million or 2.3% from December 31, 1999 to September 30, 2000. This increase is due to growth in the loan portfolio of $32.7 million, funded by an increase in deposits and borrowed funds of $8.8 million and a $21.0 million reduction in investments.

The loan portfolio has experienced growth of $32.7 million through the first nine months of 2000. This growth is primarily concentrated in the commer-cial, residential real estate and installment loan areas, which have grown $22.2 million, $4.8 million and $4.6 million respectively. Despite the increases in the prime lending rate the Company has experienced strong loan growth and steady demand in the commercial loan area. Despite the general rise in mortgage loan rates the company has been able to grow the balances in this area by over 3%. And, as rates begin to fall the company feels growth in this area will accelerate. The growth in the installment loan area has been achieved by maintaining market competitive rates on these types of loans.

Management expects interest rates to stabilize in the short term, and then decline slightly over the next twelve to fifteen months, based on economic indicators and general economic conditions. Rate increases indicate an inflationary economy, while rate decreases signal a weak or depressed economy. These rate fluctuations have a similar impact on rates charged on various loan types, primarily commercial and residential real estate loans.
As rates rise, loan rates increase, and as rates fall the rates are lowered accordingly. Although the Company did not sell any loans during the first nine months of 2000, management may consider the sale of loans into the secondary market as market conditions warrant to align the portfolio and provide liquidity for future loan demand. There were no loans held for sale at September 30, 2000 or December 31, 1999.

Total securities available-for-sale and fed funds sold decreased by $19.2 million through the third quarter of 2000. This decrease is primarily due to the strong loan demand the Company has been experiencing, where cash flows from investment maturities have been used to fund higher yielding loans. In addition, the Company sold $7.2 million of securities for asset liability purposes.

Total deposits increased by $5.8 million for the nine months ended September 30, 2000. This increase in deposits is viewed as a normal part of the business cycle within the Company's market area, as the Company routinely experiences an increase in deposits during the third and fourth quarters of the year, and conversely experiences a decline in deposits during the first and second quarters of the succeeding year. Although the Company has grown deposits since year end, the ongoing growth and retention of deposits is becoming more difficult. This is primarily due to the increased acceptance of mutual funds and the stock market as investment vehicles. Despite this trend, the Company has set an initiative to continue to grow core deposits in order to fund loan demand and grow assets. In order to maintain deposit growth, management analyzes rates paid on deposits within its market area on a weekly basis to ensure the Company's rates on similar products are competitive.

Total other borrowings increased $2.9 million for the nine months ended Septem-ber 30, 2000. This increase is primarily in funds advanced from the Federal Home Loan Bank as well as an increase in repurchase agreements. The increase in advances was used to fund loans as the growth in the loan portfolio out-paced the growth in deposits.

Results of Operations

Net income was $5,816,000 for the first nine months of 2000, compared to $5,977,000 for the same period in 1999. Earnings per common share for the nine months ended September 30, 2000 and 1999 were $1.27 and $1.28 per share respectively. Dividends were $.48 per share for the first nine months of 2000 and $.45 per share for the first nine months in 1999.

For the three months ended September 30, 2000, net income was $2,012,000, or $.44 per share, with dividends paid of $.16 per share. This compares to net income of $1,946,000, or $.42 per share, with dividends paid of $.15 per share for the three months ended September 30, 1999.

Total interest income for the first nine months increased $2.5 million or 8.8% compared to the prior year. This increase is primarily related to the strong loan growth that has been achieved since last year as well as the overall rise in the interest rate environment. For the three months ended September 30, 2000 total interest income increased $1.1 million over the comparable quarter in 1999, which represents an increase of 12.1%. Similar to the year to date increase, this increase is due to strong loan growth and rise in interest rates.

Total earning assets were $523.7 million and $505.3 million at September 30, 2000 and September 30, 1999. The increase in earning assets is due to growth in the loan portfolio of $39.5 million, offset by a reduction of $21.0 mil-lion in securities and federal funds sold. The weighted average interest earned on these assets has increased from 7.51% at September 30, 1999 to 7.86% at September 30, 2000.

Total interest bearing liabilities at September 30, 2000 and September 30, 1999 were $432.7 and $417.5 million respectively. The weighted interest rate paid for these liabilities has increased from 3.86% at September 30, 1999 to 4.35% at September 30, 2000.

The net effect of the changes in interest earning assets and interest bearing liabilities, combined with the repricing that has occurred since September 30, 1999, caused an increase in net interest income of $279,000, or 1.7%, for the nine months ended September 30, 2000.

The provision for loan losses was $162,000 for the nine month period ending September 30, 2000, compared to $135,000 for the same period in 1999, which represents an increase of $27,000 or 20.0%. This increase is due to Chippewa not recording a provision in the prior year due to significant recoveries that allowed their provision to keep pace with loan growth. The allowance for loan losses to total loans was 1.36% at September 30, 2000, compared to 1.46% for the prior period. This decline in the ratio is due to an 11.3% increase in loan balances, without an increase in non-performing loans. Given the make-up of the loan portfolio, including past due loans, charge-off and recovery history as well as general economic conditions, man-agement considers the allowance for loan losses to be adequate and sufficient to cover probable incurred credit losses. The provision for loan losses was $54,000 for the three month period ending September 30, 2000, compared to $27,000 for the same period in 1999, which represents an increase of $27,000, or 50.0%. This increase as noted earlier is due to Chippewa not recording a provision during the same period last year.

Total other expenses increased by $322,000, or 3.0%, for the nine months ended September 30, 2000 compared to the same period in 1999. Salaries and employee benefits increased by $584,000, or 10.4%, from $5,641,000 at September 30, 1999 to $6,225,000 at September 30, 2000. This increase is due, in part, to the annual salary adjustments that are made each year in order to maintain com-pensation at a level that will attract and retain employees, as well as the addition of new employees to staff the data processing subsidiary, which pro-vides services to Wayne. Occupancy and equipment expense increased $144,000, or 10.4%, from $1,383,000 at September 30, 1999 to $1,527,000 at September
30, 2000. This increase is primarily related to the addition of a mortgage loan center, a full service branch as well as the relocation of an existing branch and the facilities occupied by the new data processing subsidiary.
The increased expenses in this area primarily result from additional rent, depreciation, maintenance and utilities. Other non-interest expenses have decreased $406,000, or 11.0%, from $3,685,000 at September 30, 1999 to
$3,279,000 at September 30, 2000. This decline is due to the Company's efforts to control and contain costs where possible. Several reductions were noted in this area, including directors fees, franchise taxes, advertising and computer expense. These decreases were offset by increases in expenses related to trust, telephone, donations and FDIC insurance.

Total other expenses for the three months ended September 30, 2000, increased $10,000, or .3%, from $3,660,000 at September 30, 1999 to $3,670,000 at Sep-
tember 30, 2000. Salaries and employee benefits increased by $82,000, or 4.1%, from $2,003,000 at September 30, 1999 to $2,085,000 at September 30,
2000. This increase is due, in part, to the annual salary adjustments as well as the addition of new employees to staff the data processing company. Occupancy and equipment expense increased $41,000, or 9.2% from $447,000 at September 30, 1999 to $488,000 at September 30, 2000. This increase is primarily related to the addition of new facilities. Other non-interest expenses have decreased $113,000, or 9.3%, from $1,210,000 at September 30, 1999 to $1,097,000 at September 30, 2000. This decrease is due to the Com-pany's ongoing ability to control and contain costs. Several reductions were noted in this area which include franchise tax, service charges, advertising and computer expense. To offset these decreases, the Company had increases in expenses related to directors fees, office supplies, telephone, and donations.

ITEM III - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK

Asset and Liability Management and Market Risk

The Company's primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. The Company does not maintain a trading account for any class of financial instruments and the Company is not af-fected by foreign currency exchange rate risk or commodity price risk. Because the Company does not hold any equity securities other than stock in the FHLB of Cincinnati and an insignificant investment in other equity securities, the Company is not subject to equity price risk.

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

There are several methods employed by the Company to monitor and control interest rate risk. One such method is using a "GAP" analysis. The GAP is defined as the repricing variance between rate sensitive assets and rate sensitive liabilities within certain periods. The repricing can occur due to changes in rates on variable rate products as well as maturities of interest-earning assets and interest-bearing liabilities. A high ratio of interest sensitive liabilities, generally referred to as a negative GAP, tends to benefit net interest income during periods of falling interest rates as the average rate paid on interest-bearing liabilities declines faster than the average rate earned on interest-earning assets. The opposite holds true during periods of rising interest rates. The Company attempts to minimize the interest rate risk through management of the gap in order to achieve consistent shareholder return. The Company's Asset and Liability Management Policy is to maintain a fairly neutral GAP position of +10% to -15% in a one year period. At September 30, 2000, the Company had a negative GAP position of -11.3% of total assets for a one year period. Another strategy used by the Company is to originate variable rate loans tied to market indices.
Such loans reprice on an annual, quarterly, monthly or daily basis as the underlying market index changes. Currently, approximately 29% of the Com-pany's loan portfolio is written as variable rate. The Company also invests excess funds in liquid federal funds that mature and reprice on a daily basis. The Company also maintains all of its securities in the available-for-sale portfolio to take advantage of interest rate fluctuations and to maintain liquidity for loan funding and deposit withdrawals.

The Company's 1999 annual report provides a table which details information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 1999. The table is based on information and assumptions set forth in the notes. The Company believes the assumptions utilized are reasonable. For loans, securities and liabilities with con-tractual maturities, the table represents principal cash flows and the weighted-average interest rate. For variable rate loans, the contractual maturity and weighted-average interest rate was used with an explanatory footnote as to repricing periods. For liabilities without contractual maturities such as demand and savings deposit accounts, a decay rate was utilized to match their most likely withdrawal behavior. Management monitors interest rate risk on a monthly basis and the composition of the portfolio has not significantly changed since December 31, 1999, in a manner that would materially change the ratio of rate sensitive assets to rate sensitive liabilities for the given time horizons.


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

  None


_________________________________SIGNATURES________________________________

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

               Wayne Bancorp, Inc.
              (Registrant)


Date:  Nov. 13, 2000  ____________________________

                      David L. Christopher,
                      Chairman

Date:  Nov. 13, 2000  ____________________________

                      David P. Boyle, CPA,
                      President/Treasurer