Form 10-K405
period 2000-12-31
WAYNE BANCORP INC /OH/
filed 2001-04-02
CIK 788134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549
(Mark One)

       X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    -------     THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 2000

    ------- TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from........to..................

                Commission File No. 014612

WAYNE BANCORP, INC.
(Exact name of registrant as specified in its charter)

      OHIO                            34-1516142
(State or other jurisdiction of       (IRS Employer Identification Number)
incorporation or organization)

112 West Liberty Street
   PO Box 757
Wooster, Ohio                                  44691
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code: (330) 264-1222
Securities registered pursuant to section 12(b) of the    None
Securities registered pursuant to section 12(g) of the Act:

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

YES  X      NO
   -----   ----

Indicate by check mark if disclosures of delinquent filers in response to item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendments to this Form 10-K.

YES  X      NO
   -----   ----

The aggregate market value of voting stock held by non-affiliates of the registrant based on the most recent trade prices of such stock on March 1, 2001:

                Common Stock $1.00 stated value          $79,151,352

The number of shares outstanding of the issuer's classes of common stock as of March 1, 2001:

                Common Stock $1.00 stated value            4,595,869


DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Shareholders for the year ended December 31, 2000 and portions of the Registrant's Proxy Statement for the Annual Shareholders Meeting to be held April 19, 2001 are incorporated by reference into Parts I, II and III.

                               TABLE OF CONTENTS
                              WAYNE BANCORP, INC.
                                    FORM 10-K

     PART I                                                               PAGE
Item 1     Business..................................................       3
Item 2     Properties................................................      16
Item 3     Legal Proceedings.........................................      16
Item 4     Submission of matters to a vote of
               security holders...... ...............................      17

    PART II

Item 5      Market for the Registrant's common stock
               And related Shareholder matters.......................      17
Item 6      Selected Financial Data..................................      17
Item 7      Management discussion and analysis of
               Financial condition and results
               of operations ........................................      17
Item 7A.    Quantitative and qualitative disclosures
               About market risk.....................................      17
Item 8      Financial statements and supplementary
               Data...... ...........................................      17
Item 9      Changes in and disagreements with accoun-
               tants on accounting and financial
               disclosure ...........................................      17

    PART III

Item 10      Directors and Executive Officers of the
               Registrant...... .....................................      18
Item 11      Executive Compensation..................................      18
Item 12        Security ownership of certain beneficial
               Owners and management.............. ..................      18
Item 13      Certain relationships and related trans-
                actions .............................................      18

    PART IV

Item 14      Exhibits, financial statement schedules
               And reports on Form 8-K...............................      18
             Exhibit Index...........................................      19
             Signatures..............................................      20
             Subsidiaries of the Registrant..........................      21

                                     PART I

ITEM I.         BUSINESS

General Development of Business:
Wayne Bancorp, Inc. is a multi-bank holding company. Its bank subsidiaries, Wayne County National Bank (WCNB) and Chippewa Valley Bank (CVB), conduct general commercial and retail banking business while the Company's non-banking subsidiary MidOhio Data, Incorporated (MID) performs proof operations for WCNB. Wayne National Corporation, a wholly-owned subsidiary of WCNB, is a partner in a leasing company which is no longer active, and was disolved as of December 31, 2000. These entities are collectively referred to as the Company. Wayne Bancorp, Inc. was organized in April, 1986.

The Company offers a wide range of commercial and personal banking services primarily to its customers in Wayne, Holmes, Medina and Stark counties in Ohio. These services include a broad range of loan, deposit and trust products, Retail investments and various miscellaneous services. Loan products include Commercial and commercial real estate loans, a variety of mortgage and construction loan products, installment loans, home equity lines of credit, lines for overdraft protection and lease financings. Deposit products include interest and non-interest bearing checking accounts, various savings accounts, certificates of deposit and IRA's. The Trust Department provides services in the areas of employee benefits and personal trusts. In addition, the Company provides retail investment services, including mutual funds and annuities as well as discount brokerage services. Miscellaneous services include telephone banking, safety deposit boxes, night depository, United States Savings Bonds, traveler's checks, money orders, cashiers checks, bank-by-mail service, money transfers, wire services, utility bill payments, collections and notary public services. In addition, the Company has correspondent relationships with major banks in Cleveland, Cincinnati and Chicago pursuant to which the Company received various financial services. The Subsidiaries account for substantially all of the Company's consolidated assets at December 31, 2000.

The Company's primary lending area comprises the Ohio counties of Wayne, Holmes, Medina and Stark. Loans outside this area are considered for creditworthy applicants. Lending decisions are made in accordance with written loan policies designed to maintain loan quality.

Retail lending products are comprised of overdraft lines, personal lines of credit and installment loans. Overdraft lines of credit are lines attached to checking accounts to cover overdrafts and/or allow customers to write themselves a loan. Credit limits are based on a percentage of gross income and average deposits. Personal lines of credit include lines secured by junior mortgages (home equity) and Private Banking lines, which are generally secured by junior mortgages but may be unsecured or secured by other collateral. The lines have a 20 year draw period and may then be renewed or amortized over ten years. Credit limits are determined by comparing three criteria, appraised value, debt service and gross income. Installment loans include both direct and indirect loans. The term can range from 3 to 180 months, depending upon the collateral which includes new and used automobiles, boats and recreational vehicles as well as junior mortgages and unsecured personal loans. Retail lending underwriting guidelines include evaluating the entire credit using the "Five C's of Credit," character, capacity, capital, condition and collateral. Credit scoring, analysis of credit bureau ratings and debt to income ratios are the major tools used by the lenders in the underwriting process.

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

Business credit products include commercial loans, commercial real estate loans and leases. Commercial loans include lines and letters of credit, fixed and adjustable rate term loans, demand and time notes. Commercial real estate loans include fixed and adjustable mortgages. Loans are generally to owner occupied businesses. The portfolio also includes loans to churches, rental property, shopping plazas and residential development loans. Loans to businesses often entail greater risk because the primary source of repayment is typically dependent upon adequate cash flow. Cash flow of a business can be subject to adverse conditions in the economy or a specific industry. Should cash flow fail, the lender looks to the assets of the business and/or the ability of the co-makers to support the debt. Commercial lenders consider the "Five C's of Credit," character, capacity, capital, condition and collateral in making commercial credit decisions The Company provides both direct and indirect leasing on a limited basis. The direct leases are for specific equipment and may be open- or closed-end leases. Indirect leases are established by the same methods as an indirect consumer auto finance. Each vehicle is amortized individually over a five year period based on Internal Revenue Code guidelines.

In addition to the underwriting guidelines followed for specific loan types, the Company has underwriting guidelines common to all loan types. With regard to collateral, the Company follows supervisory limits set forth in Regulation H for transactions secured by real estate. Loans in excess of these guidelines are reported to the Board of Directors on a monthly basis. Loans not secured by real estate are analyzed on a loan by loan basis, based on collateral type guidelines as set forth in the loan policy. Appraisal policies follow and comply with provisions outlined under Title XI of the Financial Reform Recovery and Enforcement Act, (FIRREA), whereby all appraisals are done by outside independent appraisers. The Company, as a general rule, obtains an appraisal on all real estate transactions even when not required by Title XI. Approval procedures include authorities approved by the Board of Directors for individual lenders and loan committees. Retail and residential loans are centrally underwritten by their respective departments. Business credits can be approved by the individual commercial lender or taken to the Loan Committee if it exceeds individual approval limits. During 2000, the Board of Directors approved aggregate loan commitments in excess of $750 thousand up to the respective banks legal lending limit, while in January of 2001, this limit was reduced to $500 thousand. Loans to Directors and Executive Officers are approved by the Board of Directors.

The Officers Loan Review Committee meets on a monthly basis. The Committee reviews Bank lending trends, the Past Due Report, the Watch List and various other reports in order to monitor and maintain credit quality. The Committee also reviews on a relationship basis, customers on the Bank's Watch List and credits with aggregate commitments in excess of $300 thousand.

Revenues from loans accounted for 72% of consolidated revenues in 2000, and 68% in both 1999 and 1998. Revenues from interest and dividends on investment securities, federal funds sold and mortgage-backed securities accounted for 18%, 22% and 23% of consolidated revenues in 2000, 1999 and 1998 respectively.

The business of the Company is not seasonal to any material degree, nor is it dependent upon a single or small group of customers whose loss would result in a material adverse effect on the Company or its subsidiaries.

Regulation and Supervision

Wayne Bancorp, Inc. is a corporation organized under the laws of the State of Ohio. The Company is required to file certain reports and periodic information with the United States Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934,as amended.

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

The Company is required to obtain prior approval from the Federal Reserve Board for the acquisition of more than five percent of the voting shares or substantially all of the assets of any bank or bank holding company. In addition, the Company is prohibited by the Act, except in certain situations from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. The Company may, however, subject to the prior approval of the Federal Reserve Board, engage in, or acquire shares of companies engaged in activities which are deemed by the Federal Reserve Board by order or by regulation to be so closely related to banking or managing and controlling a bank as to be a proper activity.

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

WCNB, a national bank, is subject to supervision, examination and regulation by the Comptroller of the Currency. CVB, a state chartered bank, is subject to supervision, examination and regulation by the Federal Reserve Board and the Ohio Division of Financial Institutions. Both WCNB and CVB are members of the Federal Reserve System and, as such, are subject to the applicable provisions of the Federal Reserve Act and regulations issued thereunder. MID is a non-banking subsidiary subject to supervision, examination and regulation by the Federal Reserve Board.

The Company's deposits are insured by the Federal Deposit Insurance Corporation, and are subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991. This Act is designed to protect the deposit insurance fund, to improve regulation and supervision of insured depository institutions and to improve the reporting information related to financial institutions.

On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was enacted into law. The GLB Act makes sweeping changes in the financial services in which various types of financial institutions may engage. The Glass- Steagall Act, which had generally prevented banks from affiliation, with securities and insurance firms, was repealed. A new "financial holding company," which owns only well capitalized and well managed depository institutions, will be permitted to engage in a variety of financial activities, including insurance and securities underwriting and agency activities.

The GLB Act is not expected to have a material effect on the activities in which the Company is currently engaged, except to the extent that competition with other types of financial institutions may increase as they engage in activities not permitted prior to enactment of the GLB Act.

Regulatory Capital Requirements
The Company is required by the various regulatory authorities to maintain certain capital levels. The required capital levels and the Company's capital position at December 31, 2000 are summarized in the table included in Note 14 to the financial statements.

The Federal Deposit Insurance Corporation sets premiums for deposit insurance based on the Company's capital levels. In the event the Company's levels fall below the minimum requirement the premiums for deposit insurance could rise.

Government Monetary Policy
The earnings of the Company are affected primarily by general economic conditions, and to a lesser extent by the fiscal and monetary policies of the federal government and its agencies, particularly the Federal Reserve. Its policies influence, to some degree, the volume of bank loans and deposits, and interest rates charged and paid thereon, and thus have an effect on the earnings of the Company's subsidiary Banks.

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

Employees
As of December 31, 2000, the Company had 220 full time employees and 64 part time employees. The Company is not a party to any collective bargaining agreement and management considers its relationship with their employees to be good.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
WAYNE BANCORP, INC.


                                                        December 31, 2000
                                                Average
                                                 Daily                  Yield/
                                                Balance     Interest     Rate
                                                    (In thousands of dollars)
                                               -------------------------------
ASSETS
Interest Earning Assets:
   Loans (including fees)(1)                   $377,942      $33,069     8.75%
   Securities:(2)
        Taxable                                 104,620        6,368     6.09%
        Tax-exempt(3)                            34,776        2,680     7.71%
   Federal funds sold                             4,395          297     6.76%
                                               --------------------------------
TOTAL EARNING ASSETS                            521,733       42,414     8.13%

Non-earning Assets:
Cash and due from banks                          19,570
Premises and equipment(net)                       9,053
Other assets                                      9,117
Less allowance for loan losses                   (5,264)
                                               ---------
TOTAL ASSETS                                   $554,209
                                               =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
   NOW and money market accounts               $130,049       $4,893     3.76%
   Savings                                       79,708        2,161     2.71%
   Time deposits                                184,911       10,081     5.45%
   Short term and other borrowed funds           33,339        1,875     5.62%
                                               --------------------------------
TOTAL INTEREST BEARING LIABILITIES              428,007       19,010     4.44%

Non-Interest Bearing Liabilities:
   Demand deposits                               66,994
   Other liabilities                              3,371
                                               ---------
TOTAL LIABILITIES                               498,372

Shareholders' Equity                             55,837
                                               ---------
TOTAL LIABILITIES AND
     SHAREHOLDERS EQUITY                       $554,209
                                               =========
                NET INTEREST INCOME                          $23,404
                                                             ========
                             NET INTEREST SPREAD                         3.69%
                                                                         =====
                             NET INTEREST MARGIN                         4.49%
                                                                         =====

(1)   Nonaccrual loans are included in the average loan balance.

(2) Average balance includes unrealized gains and losses while yield is based on amortized cost.

(3) Interest income on tax exempt securities includes a taxable equivalent adjustment using a 34% tax rate.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
WAYNE BANCORP, INC.

                                                       December 31, 1999
                                                Average
                                                 Daily                  Yield/
                                                Balance     Interest     Rate
                                                   (In thousands of dollars)
                                               -------------------------------
ASSETS
Interest Earning Assets:
   Loans (including fees)(1)                   $339,926      $28,650     8.43%
   Securities:(2)
        Taxable                                 122,776        7,135     5.84%
        Tax-exempt  (3)                          32,569        2,515     7.72%
   Federal funds sold                             7,197          385     5.35%
                                               --------------------------------
TOTAL EARNING ASSETS                            502,468       38,685     7.70%

Non-earning Assets:
Cash and due from banks                          20,293
Premises and equipment(net)                       8,675
Other assets                                      7,878
Less allowance for loan losses                   (5,197)
                                               ---------
TOTAL ASSETS                                   $534,117
                                               =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
   NOW and money market accounts               $117,418       $3,432     2.92%
   Savings                                       84,499        2,245     2.66%
   Time deposits                                175,031        8,871     5.07%
   Short term and other borrowed funds           28,774        1,498     5.21%
                                               ---------------------------------
TOTAL INTEREST BEARING LIABILITIES              405,722       16,046     3.95%
Non-Interest Bearing Liabilities:
   Demand deposits                               65,214
   Other liabilities                              8,790
                                               ---------
TOTAL LIABILITIES                               479,726

Shareholders' Equity                             54,391
                                               ---------
TOTAL LIABILITIES AND
     SHAREHOLDERS EQUITY                       $534,117
                                               =========
                NET INTEREST INCOME                          $22,639
                                                             =======
                             NET INTEREST SPREAD                         3.75%
                                                                         =====
                             NET INTEREST MARGIN                         4.51%
                                                                         =====

(1)   Nonaccrual loans are included in the average loan balance.
(2) Average balance includes unrealized gains and losses while yield is based on amortized cost.
(3) Interest income on tax exempt securities includes a taxable equivalent adjustment using a 34% tax rate.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
WAYNE BANCORP, INC.

                                                        December 31, 1998
                                                Average
                                                 Daily                  Yield/
                                                Balance     Interest     Rate
                                                  (In thousands of dollars)
                                               -------------------------------
ASSETS
Interest Earning Assets:
   Loans (including fees)(1)                   $316,743      $28,264     8.92%
   Securities:(2)
        Taxable                                 121,914        7,299     6.05%
        Tax-exempt(3)                            28,886        2,292     8.10%
   Federal funds sold                            12,938          697     5.39%
                                               ----------------------
TOTAL EARNING ASSETS                            480,481       38,552     8.02%

Non-earning Assets:
Cash and due from banks                          17,264
Premises and equipment(net)                       8,883
Other assets                                      7,705
Less allowance for loan losses                   (4,979)
                                               ---------
TOTAL ASSETS                                   $509,354
                                               =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest Bearing Liabilities:
   NOW and money market accounts                $97,991       $2,799     2.86%
   Savings                                       80,012        2,367     2.96%
   Time deposits                                175,335        9,479     5.41%
   Short term and other borrowed funds           37,348        1,686     4.51%
                                               ----------------------
TOTAL INTEREST BEARING LIABILITIES              390,686       16,331     4.18%

Non-Interest Bearing Liabilities:
   Demand deposits                               56,342
   Other liabilities                              4,293
                                               ---------
TOTAL LIABILITIES                               451,321

Shareholders' Equity                             58,033
                                               ---------
TOTAL LIABILITIES AND
     SHAREHOLDERS EQUITY                       $509,354
                                               =========
                NET INTEREST INCOME                          $22,221
                                                             =======
                             NET INTEREST SPREAD                         3.84%
                                                                         =====
                             NET INTEREST MARGIN                         4.62%
                                                                         =====

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


                             2000   vs   1999             1999   vs   1998
                             ---------------------------------------------------
                             Increase  Decrease)(1)     Increase  (Decrease)(1)
                              Volume     Rate    Net     Volume    Rate     Net
(In thousands of dollars) ---------------------------------------------------
Interest Income:

    Loans                      $3,295  $1,124   $4,419   $2,003  ($1,617)  $386
    Securities:
      Taxable                  (1,060)    293     (767)      51     (215)  (164)
      Non-taxable (2)             170      (5)     165      286      (63)   223
   Federal funds sold            (173)     85      (88)    (307)      (5)  (312)
                             ---------------------------------------------------
Total Interest Income           2,232   1,497    3,729    2,033   (1,900)   133

Interest Expense:
  Transaction accounts            398   1,063    1,461      566       67    633
   Savings                       (129)     45      (84)     128     (250)  (122)
   Time deposits                  517     693    1,210      (16)    (592)  (608)
   Short term and other bor-
    Rowed funds                   250     127      377     (423)     235   (188)
                             ---------------------------------------------------
Total Interest Expense          1,036   1,928    2,964      255     (540)  (285)
                             ---------------------------------------------------
Net Interest Income            $1,196   ($431)    $765   $1,778  ($1,360)  $418
                             ===================================================

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

INVESTMENT PORTFOLIO
WAYNE BANCORP, INC.

The following table sets forth the year-end carrying value of securities available-for-sale for the last three years: (In thousands of dollars)

                                                 2000       1999       1998
                                               -------------------------------
By type:
   U.S. Treasury and other U.S. Government
     Agency Obligations                         $51,964    $67,836   $74,632
   Mortgage-backed securities                     9,387     12,962    21,352
   States and political subdivisions             39,732     37,694    37,186
   Other                                         37,266     31,526    41,837
                                               -------------------------------
          Total                                $138,349   $150,018  $175,007
                                               ===============================

There were no securities held-to-maturity during the last three years.

The following table sets forth the maturity distribution and yields on securities available-for-sale at December 31, 2000 (In thousands of dollars):

                                      One Year or Less     One to Five Years
                                      Carrying             Carrying
                                        Value    Yield      Value      Yield
                                      ----------------------------------------
     U.S. Treasury and other U.S.
      Government Agency Obligations    $17,832     5.56%     $34,132     6.08%
     Mortgage-backed securities          1,192     6.18%       3,926     6.55%
     States and political subdivisions   7,733     5.03%      22,812     5.12%
     Other                              18,618     6.17%      15,860     6.68%
                                      ----------------------------------------
                                       $45,375     5.74%     $76,730     5.94%
                                      ========================================

                                       Five to Ten Years     Over Ten Years
                                       Carrying              Carrying
                                        Value    Yield      Value      Yield
                                      ----------------------------------------
     U.S. Treasury and other U.S.
      Government Agency Obligations    $     0     0.00%     $     0     0.00%
     Mortgage-backed securities          3,745     6.38%         524     7.72%
     States and political subdivisions   7,311     5.34%       1,876     5.53%
     Other                                   0     0.00%       2,788     6.44%
                                      ----------------------------------------
                                       $11,056     5.69%      $5,188     6.24%
                                      ========================================

Note: Yield represents the weighted average yield to maturity.
Yield on states and political subdivisions are not calculated on a tax equivalent basis.
Mortgage backed obligations are distributed based on contractual maturity.

Excluding those holdings of the securities portfolio in U.S. Treasury securities and other agencies and corporations of the U.S. Government, there were no securities of any one issuer which exceeded 10% of consolidated shareholders' equity at December 31, 2000.

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

(In thousands of dollars)           2000           1999           1998           1997           1996
                               ---------------------------------------------------------------------
Real estate - mortgage         $ 143,032      $ 160,021      $ 144,150      $ 137,065      $ 115,711
Real estate - construction         6,352          4,575          3,642          5,459          4,041
Installment & credit card         52,819         48,411         48,684         52,940         54,441
Commercial & industrial          171,389        141,929        125,862        126,539        112,975
Lease financings                   1,869          2,549          3,299          3,880          3,246
Other Loans                          227            107            104            191             39
                               ---------------------------------------------------------------------
Gross loans                      375,688        357,592        325,741        326,074        290,453
  Less: Net deferred loan
          Fees                      (622)          (792)        (1,078)        (1,241)        (1,062)
        Unearned income on
          Leases                    (226)          (297)          (464)          (563)          (472)
                               ---------------------------------------------------------------------
Total loans                    $ 374,840      $ 356,503      $ 324,199      $ 324,270      $ 288,919
                               =====================================================================

The maturity distribution of the loan portfolio is a key factor in evaluating the risk characteristics of the loan portfolio and the future profitability of the portfolio. The maturity distribution and interest rate sensitivity of the loan portfolio and other balance sheet items at year end 2000 is included on page 30 of the 2000 Annual Report to Shareholders, and is incorporated herein by reference.

The maturity distribution and interest rate sensitivity of commercial and industrial loans at December 31, 2000 are as follows (in thousands of dollars):

                                                   Maturity (1)
                                 ----------------------------------------------
                                  Within      1 to 5       After 5
                                  1 Year       Years         Years      Total
                                 ----------------------------------------------
Commercial and industrial        $ 82,191     $ 65,614     $  7,056     $154,861
Commercial real estate             12,321        3,354          853       16,528
Real estate - construction          6,352            0            0        6,352
                                 ----------------------------------------------
          Total                  $100,864     $ 68,968     $  7,909     $177,741
                                 ===============================================
Fixed rate loans                 $ 25,054     $ 57,119     $  1,910     $ 84,083
Variable rate loans                75,810       11,849        5,999       93,658
                                 ----------------------------------------------
          Total                  $100,864     $ 68,968     $  7,909     $177,741
                                 ===============================================


(1)   Based on scheduled principal repayments.

The following table summarizes past due, non-accrual and restructured loans:

(In thousands of dollars)        2000     1999     1998         1997     1996
                               -------------------------------------------------
Accruing loans past due 90
  days or more as to
  principle or interest        $  226     $  182     $  288     $  285     $  188
Non-accrual loans                   0          0          0        205      1,497
Restructured loans                  0          0        271          0          0
                               --------------------------------------------------
                               $  226     $  182     $  559     $  490     $1,685
                               ==================================================

The policy for placing loans on non-accrual status is to stop the accrual of interest when it is likely that the collection of interest is deemed doubtful, or when loans are past due as to principle or interest 90 days or more. In certain cases, interest accruals are continued on loans 90 days past due if they are deemed to be adequately secured and in the process of collection.

Impaired loans are comprised of commercial and commercial real estate loans, and are carried at the present value of expected future cash flows, discounted at the loan's effective interest rate or at a fair value of collateral, if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans, when such impaired loans are identified. At December 31, 2000, there were no such loans identified that were materially impaired nor were there any loans on a non-accrual status.

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

As of December 31, 2000, there were no potential problem loans for which management had doubt as to the borrower's ability to comply with the present repayment terms, which are not disclosed as past due 90 days or more, non-accrual or restructured. These loans, when applicable, are considered in the analysis of the adequacy of the allowance for loan losses prepared by management and included on page 14 of this filing. In all years presented, there were no material amount of loans excluded from the amounts disclosed as non-accrual, past due 90 days or more, restructured, or potential problem loans, which may have been classified by the regulatory examiners as loss, doubtful or substandard.

There were no foreign loans outstanding at December 31, 2000, 1999 or 1998.

As of December 31, 2000, there were no concentrations of credit greater than 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Guide 3, Item III. A.

As of December 31, 2000, there are no other interest bearing assets that would require disclosure under Guide 3, Item III. C. 1. or C. 2., if such assets were loans.

SUMMARY OF LOAN LOSS EXPERIENCE
WAYNE BANCORP, INC.

In the normal course of business, the Company assumes risk by extending credit. The Company manages this risk through its lending policy, loan review procedures and personal contact with the borrower.

In determining the adequacy of the allowance for loan losses, management evaluates past loan loss experience, present economic conditions and the credit-worthiness of its borrowers. The allowance for loan losses is increased by provisions charged to operations and recoveries of loans previously charged off. The allowance is reduced by loans charged-off when they are deemed uncollectible by the Bank's management. The following table contains information relative to the allowance for loan losses for the last five years ending December 31:


(In thousands of dollars)             2000     1999       1998        1997      1996
                                  -----------------------------------------------------
Allowance for loan losses
 at the beginning of the year      $ 5,197    $ 4,916     $ 4,923    $ 4,274    $ 4,283

Loans charged off:
    Real estate                          0          0          23        236          0
    Installment & credit card          179        259         260        264        342
    Lease financings                     0          0           4         10          0
    Commercial & industrial             55          2         196         41        173
                                   ----------------------------------------------------
Total Loans Charged Off                234        261         483        551        515

Recoveries on loans charged off:
     Real estate                         0          0           1          0          2
     Installment & credit card         131        144         205        187        153
     Lease financings                    0          5           3          7          0
     Commercial & industrial            33        213          27        100         51
                                   ----------------------------------------------------
Total recoveries                       164        362         236        294        206
                                   ----------------------------------------------------
Net loans charged off                   70       (101)        247        257        309

Provision for loan losses              216        180         240        906        300
                                   ----------------------------------------------------
Allowance for loan losses
  at the end of the year           $ 5,343    $ 5,197     $ 4,916    $ 4,923    $ 4,274
                                   ====================================================
Ratio of net charge-offs
(recoveries) to average
loans                                 0.02%     (0.03)%      0.08%      0.08%      0.11%

Allowance for loan losses
to gross loans                        1.43%      1.46%       1.51%      1.52%      1.48%

The following table shows a year-end breakdown of the allowance for loan losses allocated by loan category. While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific identified problem loans, the entire allowance is available for any loan charge-offs that occur.

(In thousands of dollars)             2000      1999     1998     1997     1996
                                      -----------------------------------------
Real estate                           $  382   $  356   $  253   $  246   $  554
Installment & credit card                367      181      111      116      107
Commercial & industrial                2,338    2,220    1,796    1,903    1,425
Other loans                               24        9       13        1        0
Unallocated                            2,232    2,431    2,743    2,657    2,188
                                      -----------------------------------------
                                      $5,343   $5,197   $4,916   $4,923   $4,274
                                      ==========================================


Percent of loans in each category to gross loans.

                                 2000     1999     1998         1997     1996
                             -------------------------------------------------
Real estate - mortgage             38%      45%      44%          42%      40%
Real estate - construction          2%       1%       1%           2%       1%
Installment & credit card          14%      14%      15%          16%      19%
Commercial & industrial            46%      40%      39%          39%      39%
Lease financings                    0%       0%       1%           1%       1%
Other loans                         0%       0%       0%           0%       0%
                             -------------------------------------------------
                                  100%     100%     100%         100%     100%
                             =================================================

Management's allocation of the allowance for loan losses is based on several factors. First, consideration is given to the current portfolio. Management has an internal loan review function that is designed to identify problem and impaired loans and the losses that may be expected if the borrower is unable to continue servicing the debt. Management will use the amount of loss that is expected on those loans. The second step is to review the prior charge-off history of each category of loan. In this step, management will review the prior five year average charge-offs and compare that to the expected loss identified in the first step and will adjust the allocation accordingly. The third step is to review any loans that have been classified by the regulatory examiners and allocate the specific loss portion that is determined by the examiners.

At December 31, 2000 the ratio of the reserve for loan losses to total net loans was 1.43%, and the ratio of loans 30 days or more past due and still accruing as a percentage of total net loans was .47%. Based on these ratios, management believes the current allowance for loan losses is adequate to absorb probable incurred credit losses.

DEPOSITS
WAYNE BANCORP, INC.

The following tables present the average deposit amounts and the rates paid on those deposits for the last three years (in thousands of dollars).

                                                    Year End December 31,
                                                   2000       1999     1998
                                              -------------------------------
Amount:
   Non-interest bearing demand                 $ 66,994   $ 65,214   $ 56,342
   NOW and money market accounts                130,049    117,418     97,991
   Savings                                       79,708     84,499     80,012
   Time deposits                                184,911    175,031    175,335
                                               -------------------------------
                                               $461,662   $442,162   $409,680
                                               ===============================


                                                     Year End December 31,
                                                   2000         1999     1998
                                                 -------------------------------
Average rate for the year:
   Non-interest bearing demand                        0%           0%       0%
   Interest bearing demand                         3.76%        2.92%    2.86%
   Savings                                         2.71%        2.66%    2.96%
   Time deposits                                   5.45%        5.07%    5.41%

The maturity distribution of certificates of deposit of $100,000 or more at December 31, 2000, are as follows (in thousands of dollars):

Three months or less                                                   $6,332
Over three months through six months                                    8,916
Over six months through twelve months                                   8,290
Over twelve months                                                      7,470
                                                                     ---------
     Total                                                            $31,008
                                                                     =========


RETURN ON EQUITY AND ASSETS
WAYNE BANCORP, INC.

The following table sets for operating and capital ratios of the Company calculated on average daily balances:

                                                     Year End December 31,
                                                   2000         1999     1998
                                               -------------------------------
Return on average assets                           1.47%        1.47%    1.44%
Return on average equity                          14.55%       14.44%   12.60%
Dividend payout ratio                             36.21%       35.58%   31.95%
Average equity to average asset ratio             10.08%       10.18%   11.39%

SHORT-TERM BORROWINGS
WAYNE BANCORP, INC.

The following table represents information on federal funds purchased and securities sold under agreements to repurchase for the last three years: (in thousands of dollars)

                                                     Year End December 31,
                                                   2000         1999     1998
                                               -------------------------------
Amount outstanding at year end                  $30,540      $24,480  $36,945
Weighted average interest rate                     5.42%        4.56%    4.00%
Maximum outstanding at any month-end             34,446       40,202   39,013
Average outstanding during the year              28,306       29,120   35,835
Weighted average rate during the year              5.30%        4.19%    4.40%

The Company enters into sales of securities under agreements to repurchase for periods up to 29 days, which are treated as financings and reflected in the consolidated balance sheet as a liability. The Company has borrowing lines of credit, "federal funds purchased," extended by correspondent banks. At December 31, 2000 the Company had $34.7 million of available credit, of which none was used.

The Company also obtains funding from the Federal Home Loan Bank (FHLB) of Cincinnati. The FHLB borrowings consist of fixed rate notes, and are secured by a blanket pledge of the Company's 1-4 family residential real estate loan portfolio and FHLB stock. Principal balances on these borrowings were $4,514,000 and $1,288,000 at December 31, 2000 and 1999, and the weighted-average interest rate on these borrowings was 6.77% and 5.92% respectively.

ITEM 2.         PROPERTIES

The principal offices of the Company, WCNB and MID are located at 112 West Liberty Street, Wooster, Ohio, while the principal office of CVB is located at 20 South Main Street, Rittman, Ohio. At December 31, 2000, the Company owned 18 of its 23 facilities and leased the remaining five, all of which are located in the State of Ohio. The Company operates 15 offices in Wayne County, four in Medina County, two in Stark County and two in Holmes, County. Management believes the properties described above are in good operating condition for the purpose for which it is used. The properties are unencumbered by any mortgage security interest, and are in Management's opinion, adequately secured.

ITEM 3. LEGAL PROCEEDINGS

There is no pending litigation of a material nature in which the Company is involved and no such legal proceedings were terminated during 2000. Furthermore, there are no proceedings in which any director, officer or affiliate of the Company, or any associate of such director of officer, is a party, or has a material interest, adverse to the Company. As a part of its ordinary course of business, the Company may be a party to lawsuits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts and involving the collection of past due accounts. All such litigation is incidental to the Company's business.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 2000, there were no matters submitted to a vote of security holders.

                                     PART II

ITEM 5.         MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                               SHAREHOLDER MATTERS

Reference is made to the section entitled "Dividend and Market Price Data" on Page 2 of the 2000 Annual Report to Shareholders for information pertaining to the principal market for the Registrant's Common Stock, market prices, number of shareholders and dividends, which is incorporated herein by reference. Reference is made to Note 14, "Regulatory Matters" on page 20 of the 2000 Annual Report to Shareholders for information concerning dividend restrictions, which is incorporated herein by reference.

ITEM 6.         SELECTED FINANCIAL DATA

Reference is made to the table entitled "Five Year Financial Summary" on page 1 of the 2000 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Reference is made to the section entitled "Management Discussion and Analysis" on pages 23 through 31 of the 2000 Annual Report to Shareholders which is incorporated herein by reference.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the section entitled "Asset and Liability Management" on page 29 of the 2000 Annual Report to Shareholders which is incorporated herein by reference.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and the Report of Indenpendent Auditors are included on pages 8 through 22 of the 2000 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                             ACCOUNTING AND FINANCIAL DISCLOSURES

No changes in or disagreements with the independent accountants regarding accounting and financial disclosures have occurred.

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2000 for information as to the directors and nominees for directorships of the Registrant, including other directorships held by such director, or persons nominated to become a director, of the Registrant and executive officers of the Registrant which information is incorporated herein by reference.

ITEM 11.        EXECUTIVE COMPENSATION

Reference is made to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2000 for information regarding compensation paid in excess of $100,000 to executive officers of the Registrant and to the Registrant's Proxy Statement with respect to Salaried Employees Profit Sharing Plan, which is incorporated herein by reference.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

Reference is made to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2000 for information regarding beneficial ownership of the Company's stock which information is incorporated herein by reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the Registrant's Proxy Statement which is incorporated herein by reference.

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                FORM 8-K

(a) (1) and (2) Financial Statements and Schedules

The following financial statements and reports of Independent Auditors appear on pages 8 through 22 of the Company's 2000 Annual Report to Shareholders which financial statements are incorporated herein by reference and attached hereto:

                Report of Crowe, Chizek and Company LLP, Independent Auditors Consolidated Balance Sheets, December 31, 2000 and 1999 Consolidated Statements of Income and Comprehensive Income,
                  Years Ended December 31, 2000, 1999, and 1998
                Consolidated Statements of Cash Flows, Years Ended
                  December 31, 2000, 1999, and 1998
                Consolidated Statements of Shareholders' Equity, Years Ended
                  December 31, 2000, 1999, and 1998
                Notes to Consolidated Financial Statements

Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)  Listing of Exhibits

Exhibit
Number
----------------

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

      10(d) The 1999 Incentive Stock Option Plan as recommended by the Board of
            Directors was filed with the Company's, 1998, Notice of Annual Shareholders' Meeting and is incorporated herein by reference.

      11 Statement regarding computation of per share earnings, incorporated herein by reference to the Company's Annual Report for the year ended December 31, 2000.

      13    Annual Report to Shareholders for the year ended December 31, 2000

      21    Subsidiaries of the Registrant

      99    Notice of Annual Shareholders' Meeting

(b)  Reports on Form 8-K

Current report on Form 8-KA dated January 19, 2001

Current report on Form 8-K dated January 9, 2001

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Wayne Bancorp, Inc.

Date:           March 21, 2000                 By: /s/ Jimmy D. Vaughn
                                                  --------------------------
                                                       Jimmy D. Vaughn
                                                       Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the Capacities and on dates as indicated.

Signature                    Capacity with Registrant                Date

-----------------------------                                    March 21, 2001
James O. Basford             Director

/s/ David P. Boyle
-----------------------------                                    March 21, 2001
David P. Boyle, CPA          Director, President and Chief
                             Executive Officer of the Company

/s/ Gwenn E. Bull
-----------------------------                                    March 21, 2001
Gwenn E. Bull                Director

/s/ David L. Christopher
-----------------------------                                    March 21, 2001
David L. Christopher         Director, Chairman of the Board,


-----------------------------                                    March 21, 2001
Dennis B. Donahue            Director

/s/ B. Diane Gordon
-----------------------------                                    March 21, 2001
B. Diane Gordon              Director

/s/ John C. Johnston, III
-----------------------------                                    March 21, 2001
John C. Johnston, III        Director

/s/ Stephen L. Shapiro
-----------------------------                                    March 21, 2001
Stephen L. Shapiro           Director

/s/ Jeffrey E. Smith
-----------------------------                                    March 21, 2001
Jeffrey E. Smith             Director

/s/ Philip S. Swope
-----------------------------                                    March 21, 2001
Philip S. Swope              Director, Vice Chairman of the
                             Board

/s/ David E. Taylor
-----------------------------                                    March 21, 2001
David E. Taylor              Director

/s/ Bala Venkataraman
-----------------------------                                    March 21, 2001
Bala Venkataraman            Director