Form 10-Q
period 2001-03-31
WAYNE BANCORP INC /OH/
filed 2001-05-15
CIK 788134

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

   X                QUARTERLY REPORT PURSUANT TO SECTION 13 OR
-------            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    TRANSITION REPORT PURSUANT TO SECTION 13 OR
-------            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    Commission file number:       014612

                    For the Quarter Ended:    March 31, 2001


                               WAYNE BANCORP, INC
             (Exact name of registrant as specified in its charter)

            OHIO                                           34-1516142
(State or other jurisdiction of                   (IRS Employer Identification
incorporation or organization)                                Number)

112 West Liberty Street
     P.O. Box 757
Wooster, Ohio  44691                                          44691
(Address of Principal                                      (Zip Code)
Executive Offices)

Registrant's telephone number, including area code:   (330) 264-1222

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:

                                               Yes  X   No
                                                  -----   -----

Number of shares of Common Stock, Stated Value $1.00 per Share, shares
outstanding at April 30, 2001, the latest practicable date:         4,603,984

                                      INDEX

                               WAYNE BANCORP, INC.
                                    FORM 10-Q

 For the Quarter Ended March 31, 2001

PART I.    FINANCIAL INFORMATION                                                    PAGE NO.
Item I.   Financial Statements (unaudited)

                    Consolidated Balance Sheets..................................        1

                    Consolidated Statements of Income
                    and Comprehensive Income.....................................        2

                    Consolidated Statements of Cash Flows........................        3

                    Notes to Consolidated Financial Statements...................        4


Item II.   Management's discussion and analysis of financial
                  condition and results of operations............................        7

Item III.   Quantitative and Qualitative Disclosures about
                   Market Risk...................................................       10

PART II.   OTHER INFORMATION.....................................................       12

SIGNATURES.......................................................................       13

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

(Unaudited)
(In thousands of dollars, except per share data)                                    March 31,    December 31,
                                                                                      2001            2000
                                                                                    -------------------------
ASSETS
Cash and due from banks ......................................................      $  22,918       $  21,369
Federal funds sold ...........................................................         13,545          22,475
                                                                                    -------------------------
                                   Total Cash and Cash Equivalents ...........         36,463          43,844

Securities available-for-sale ................................................        136,788         138,349

Loans and leases .............................................................        384,793         374,840
                                   Allowance for loan losses .................         (5,354)         (5,343)
                                                                                    -------------------------
                                   Net loans and leases ......................        379,439         369,497

Premises and equipment .......................................................          9,619           9,692
Accrued interest receivable and other assets .................................          8,176           8,811
                                                                                    -------------------------
TOTAL ASSETS .................................................................      $ 570,485       $ 570,193
                                                                                    =========================
LIABILITIES
Deposits
     Interest bearing ........................................................      $ 405,000       $ 402,654
     Non-interest bearing ....................................................         67,045          68,924
                                                                                    -------------------------
                                   Total Deposits ............................        472,045         471,578

Short-term borrowings ........................................................         29,921          30,540
Federal Home Loan Bank advances and other borrowed funds .....................          2,866           4,640
ESOP loan ....................................................................          1,800             200
Other liabilities ............................................................          3,545           3,349
                                                                                    -------------------------
                                   Total Liabilities .........................        510,177         510,307

SHAREHOLDERS' EQUITY
Common Stock, Stated Value $1 ................................................          4,917           4,917
  Shares authorized - 12,000,000 in 2001 and 2000
  Shares issued - 4,917,218 in 2001 and 2000
  Shares outstanding - 4,604,995 in
  2001 and 4,600,869 in 2000
Paid in capital ..............................................................         13,140          13,140
Retained earnings ............................................................         52,836          51,809
Unearned ESOP shares .........................................................         (1,800)              0
Treasury stock, at cost ......................................................        (10,349)        (10,553)
Accumulated other comprehensive income .......................................          1,564             573
                                                                                    -------------------------
                                   Total Shareholders' Equity ................         60,308          59,886
                                                                                    -------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................................      $ 570,485       $ 570,193
                                                                                    =========================

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                          Three Months Ended
(Unaudited)                                                                   March 31,
(In thousands of dollars, except per share data)                          2001         2000
                                                                         --------------------
INTEREST INCOME:
Interest and fees on loans ........................................      $ 8,265      $ 7,551
Interest on securities:
     Taxable ......................................................        1,563        1,723
     Non-taxable ..................................................          423          436
Other interest income .............................................          137           21
                                                                         --------------------
                                   Total Interest Income ..........       10,388        9,731

INTEREST EXPENSE:
Interest on deposits ..............................................        4,227        4,001
Interest on federal funds purchased and repurchase agreements .....          362          305
Interest on Federal Home Loan Bank advances and other
    borrowed funds ................................................           67           42
                                                                         --------------------
                                   Total Interest Expense .........        4,656        4,348

NET INTEREST INCOME ...............................................        5,732        5,383
Provision for loan losses .........................................           69           54
                                                                         --------------------
NET INTEREST INCOME AFTER PROVISION
                                   FOR LOAN LOSSES ................        5,663        5,329

OTHER INCOME:
Service charges and fees on deposit accounts ......................          477          414
Income from fiduciary activities ..................................          360          345
Other noninterest income ..........................................          141          170
                                                                         --------------------
                                   Total other income .............          978          929

OTHER EXPENSES:
Salaries and employee benefits ....................................        2,245        2,063
Occupancy and equipment ...........................................          502          544
Other operating expenses ..........................................        1,168        1,097
                                                                         --------------------
                                   Total other expenses ...........        3,915        3,704

INCOME BEFORE INCOME TAX EXPENSE ..................................        2,726        2,554

INCOME TAX EXPENSE ................................................          804          754
                                                                         --------------------
NET INCOME ........................................................        1,922        1,800
                                                                         ====================
Other Comprehensive Income, net of tax
   Unrealized gains (losses) on available-for-sale
    securities arising during the period ..........................          990         (336)
   Reclassification adjustment for amounts realized
     on securities included in net income .........................            0            1
                                                                         --------------------
                                   Total other comprehensive income          990         (335)
                                                                         --------------------
COMPREHENSIVE INCOME ..............................................      $ 2,912      $ 1,465
                                                                         ====================
NET INCOME PER COMMON SHARE - BASIC ...............................      $  0.42      $  0.39
NET INCOME PER COMMON SHARE - DILUTED .............................      $  0.42      $  0.39
DIVIDENDS PER SHARE ...............................................      $  0.17      $  0.16

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)                                                                                               Three Months Ended
(In thousands of dollars)                                                                                     March 31,
                                                                                                          2001           2000
                                                                                                        -----------------------
OPERATING ACTIVITIES
Net Income .........................................................................................    $  1,922       $  1,800
Adjustments to reconcile net income to net cash
   from operating activities:
       Provision for loan losses ...................................................................          69             54
       Depreciation and amortization ...............................................................         269            361
       Amortization of security premiums and accretion discounts, net ..............................          30            124
       Change in interest receivable ...............................................................         521           (754)
       Change in interest payable ..................................................................        (204)          (201)
       Other, (net) ................................................................................          70           (202)
                                                                                                        -----------------------
Net cash from operating activities..................................................................       2,677          1,182

INVESTING ACTIVITIES

Securities available-for-sale:
    Purchases ......................................................................................     (13,952)        (4,360)
    Proceeds from maturities and repayments ........................................................      16,983          9,005
    Proceeds from sales ............................................................................           0              3
Net increase in loans and leases ...................................................................     (10,011)       (10,173)
Purchase of premises and equipment, net ............................................................        (176)        (1,035)
                                                                                                        -----------------------
Net cash from investing activities..................................................................      (7,156)        (6,560)

FINANCING ACTIVITIES

Net change in deposits .............................................................................         467          1,944
Net change in short term borrowings ................................................................        (619)          (189)
Repayment of Federal Home Loan Bank advances .......................................................      (1,770)           (18)
Repayment of ESOP loan .............................................................................        (200)          (200)
Proceeds from other borrowed funds .................................................................           0            135
Repayment of other borrowed funds ..................................................................          (4)
Cash dividends paid ................................................................................        (678)          (633)
Purchase of treasury stock .........................................................................         (98)          (144)
                                                                                                        -----------------------
Net cash from financing activities .................................................................      (2,902)           895

Increase (decrease) in cash and cash equivalents ...................................................      (7,381)        (4,483)
Cash and cash equivalents at beginning of period ...................................................      43,844         27,380
                                                                                                        -----------------------
Cash and cash equivalents at end of period .........................................................    $ 36,463       $ 22,897
                                                                                                        =======================
Supplemental Disclosures of Cash Flow Information
Cash basis payments for federal income taxes .......................................................    $      0       $      0
Cash basis payments for interest expense ...........................................................    $  4,860       $  4,549

Supplemental non-cash disclosure
Stock issued for business purchase .................................................................    $     86       $      0

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

The consolidated financial statements include the accounts of Wayne Bancorp, Inc. (the Company), and its wholly-owned subsidiaries Wayne County National Bank (Wayne), Chippewa
Valley Bank (Chippewa), and MidOhio Data, Inc. (MID). The financial statements of Wayne include the accounts of its wholly-owned subsidiary, Chippewa Valley Title Agency, Inc. All significant intercompany transactions have been eliminated. The Company acquired Chippewa Valley Title
Agency, Inc. effective March 31, 2001. The acquisition was accounted for as a purchase.

Beginning January 1, 2001, a new accounting standard requires all derivatives to be recorded at fair values. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge item, even if the fair value of the hedged item is not otherwise recorded. This new accounting standard did not have a material effect since the Company currently has no derivatives.

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

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Employee Stock Option Plan ("ESOP") shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share includes the additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements.

Some items in prior financial statements have been reclassified to conform to the current presentation.

2.  Securities:

During the three months ended March 31, 2001 there were no sales of securities. During the three months ended March 31, 2000 proceeds from the sale of securities were $3 thousand, with gross gains of $1 thousand included in earnings.

The amortized cost and fair values of securities available-for-sale were as follows:

                                                   March 31, 2001
(In thousands of dollars)                       Gross            Gross
                                Amortized     Unrealized       Unrealized        Fair
                                   Cost          Gains          Losses           Value
                                --------------------------------------------------------
U.S. Treasury ............      $  20,617      $     432            $  0       $  21,049
Federal Agency Obligations         27,875            616               0          28,491
Federal Agency Pools .....         10,844            159             (17)         10,986
Obligations of states and
  political subdivisions .         43,754            852             (10)         44,596
Corporate Obligations ....         28,340            481               0          28,821
Other securities .........          2,989             35            (179)          2,845
                                --------------------------------------------------------
                                $ 134,419      $   2,575           ($206)      $ 136,788
                                ========================================================

                                                  December 31, 2000
                                                Gross           Gross
                                Amortized     Unrealized      Unrealized         Fair
                                  Cost          Gains           Losses           Value
                                ---------      ---------       ---------       ---------
U.S. Treasury ............      $  22,642      $     203            ($27)      $  22,818
Federal Agency Obligations         28,882            315             (51)         29,146
Federal Agency Pools .....          9,344             60             (17)          9,387
Obligations of states and
  political subdivisions .         39,312            485             (65)         39,732
Corporate Obligations ....         34,353            172             (47)         34,478
Other securities .........          2,947             32            (191)          2,788
                                --------------------------------------------------------
                                $ 137,480      $   1,267           ($398)      $ 138,349
                                ========================================================

3.   Loans:

Loans are comprised of the following:

(In thousands of dollars)              March 31,  December 31,
                                         2001         2000
                                       ----------------------
Commercial and Agricultural loans      $186,665      $177,741
Real Estate loans ...............       131,659       128,470
Installment loans ...............        51,176        52,819
Home Equity loans ...............        13,794        13,940
Lease Financing .................         1,445         1,643
Other loans .....................            54           227
                                       ----------------------
                        Total ...      $384,793      $374,840
                                       ======================

Loans considered impaired within the scope of SFAS No. 114 were not significant at March 31, 2001 and December 31, 2000, and during the three months ended March 31, 2001 and 2000.

4.  Earnings Per Common Share

The factors used in the earnings per common share are as follows:

                                                         Three Months Ended
                                                               March 31,
                                                        2001              2000
                                                     -----------------------------
Basic
Net Income ......................................... $     1,922       $     1,800
Weighted average common shares
    outstanding ....................................   4,595,637         4,602,135
Less:  Average unallocated ESOP
     shares ........................................     (15,120)           (4,545)
                                                     -----------------------------
Average Shares .....................................   4,580,517         4,597,590

Basic earnings per common share .................... $      0.42       $      0.39
                                                     =============================
Diluted
Net income ......................................... $     1,922       $     1,800
Weighted average common shares
   outstanding for basic earnings per
   share ...........................................   4,580,517         4,597,590
Add: Dilutive effects of assumed
  exercise of stock options ........................       3,126                 0
                                                     -----------------------------
Average shares and dilutive
  potential common shares ..........................   4,583,643         4,597,590

Diluted earnings per common
   share ........................................... $      0.42       $      0.39
                                                     =============================

Stock options for 52,100 shares of common stock were not considered in computing diluted earnings per common share of 2001 and 2000 because they were antidilutive.

ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following discusses the financial condition as of March 31, 2001, compared to December 31, 2000 and the results of operations for the three months ended March 31, 2001 and the same period in 2000. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

Liquidity

The main objectives of asset/liability management are to provide adequate liquidity and to minimize interest rate risk. Liquidity is the ability to meet cash flow needs, which in the banking industry, refers to the Company's ability to fund customer borrowing needs as well as deposit withdrawals. The Company's primary source of liquidity is from overnight federal funds sold and securities available-for-sale. In addition, other assets such as cash and due from banks and maturing loans also provide additional sources of liquidity. At March 31, 2001, the amount of cash and due from banks and securities and loans with scheduled maturities and or repricing within the next three months was $166 million. The Company continues to keep a balance between short and long-term investments and securities that will provide adequate liquidity and maximize earnings. Based on the Company's capital position, profitability and reputation, the available liquidity sources are considered adequate to meet the current and projected needs of the Company.

Capital

The Company's capital adequacy is a primary concern in our industry, and is measured by several key ratios. A long standing measure of capital adequacy is the percentage of shareholders' equity to total assets. At March 31, 2001, the Company's equity-to-asset ratio adjusted by the impact of accumulated other comprehensive income was 10.3% compared to 10.4% at December 31, 2000. Regulators of the banking industry focus primarily on two other measurements of capital - the risk-based capital ratio and the leverage ratio. The risk-based capital ratio consists of a numerator of allowable capital components and a denominator of an accumulation of risk-weighted assets. With a significant portion of the Company's investment securities portfolio in government related low risk categories and a fair amount of the loan portfolio in one-to-four family mortgage loans with a 50% risk assessment, the risk-based capital ratio was 16.0% at March 31, 2001, and 16.4% at December 31, 2000.

The regulators require a minimum leverage capital ratio of 3%. They will expect most banks to maintain leverage ratios in the 4-5% range. The leverage ratio is calculated as equity capital less certain intangible assets divided by total assets less the same intangible assets. At March 31, 2001, and December 31, 2000, the ratios were 10.4% and 10.5% respectively.

The Company's deposit insurance premiums which are paid to the Federal Deposit Insurance Corporation are based, in part, on these capital ratios. The FDIC considers a bank "adequately capitalized" if the capital ratios are: Total capital to risk-weighted assets of 8%, Tier 1 risk-based 4% and a leverage ratio of 4%. The FDIC considers a bank "well capitalized" with comparable capital ratios of 10%, 6% and 5%. The Company is considered "well capitalized", and therefore is subject to the lowest deposit insurance premiums available.

Management is not aware of any matters subsequent to March 31, 2001 that would cause the Company's capital category to change.

Financial Condition

The total assets of the Company increased by $292 thousand or .05% from December 31, 2000 to March 31, 2001. This increase is comprised of growth in the loan portfolio of $10.0 million, that was funded by a reduction in federal funds sold and investments of $10.5 million. Total deposits and borrowed funds, which includes short term borrowings, advances from the Federal Home Loan Bank (FHLB) and the ESOP loan experienced a decline of $448 thousand, or .09% from December 31, 2000 to March 31, 2001.

The loan portfolio has experienced growth of $10.0 million through the first three months of 2001. This growth is primarily concentrated in the commercial and mortgage loan areas with increases of $8.9 million and $3.2 million respectively. Despite the decrease in the prime lending rate of 150 basis points during the first quarter of this year, which signals a weakening economy, loan demand and growth has remained steady in the commercial loan area. This same decrease in rates, although not to the same magnitude, has stimulated mortgage loan activity, by making home ownership and refinancing more attractive and affordable. The growth in commercial and mortgage loans is offset by a $1.6 million decline in installment loans, as consumers remain cautious about the future of the economy. Although there were no loans held for sale at March 31, 2001, or December 31, 2000, management may sell loans as market conditions warrant to align the portfolio and provide liquidity for future loan demand.

Management expects interest rates to ease over the next three to six months and then remain neutral, or stable, based on economic conditions and the Federal Reserve's position on easing. Rate decreases, which signal signs of economic recession or slowdown, impact rates on loan and deposit products. Most susceptible are the variable rate products that change based on various indices, such as the prime rate of interest and treasury rates.

Total securities available-for-sale and federal funds sold decreased by $10.5 million through the first quarter of 2001. This decrease is primarily due to the strong loan demand that the Company has been experiencing, where cash flows from investment maturities were used to fund higher yielding loans.

Total deposits increased by $467 thousand during the first quarter of 2001. Although this increase is nominal, it is considered normal as deposit balances during the first quarter of the year usually remain flat or decline as funds placed on deposit at year end are withdrawn and used for business or other purposes. Deposits subsequently increase in latter quarters throughout the year, in relation to the business cycle. In order to grow and retain deposits for asset growth and funding loans, the Company has, as an ongoing objective, the growth of core deposits. To do this, Management analyzes rates paid on deposits within its market area on a weekly basis to ensure the Company's rates on similar products are competitive. In addition to core deposits, the Company also has alternative funding sources through overnight federal funds and advances from the FHLB.

Total other borrowings decreased $793 thousand during the three months ending March 31, 2001. This decrease is primarily attributable to a decline in repurchase agreements as well as the repayment of FHLB advances, offset by an increase in funds advanced to leverage the ESOP, which is guaranteed by the Company.

Results of Operations

Net income was $1,922,000 for the first three months of 2001 compared to $1,800,000 for the same period in 2000. Earnings per common share for the three months ended March 31, 2001 and 2000 were $.42 and $.39 per share respectively. Dividends were $.17 per share for the first three months of 2001 and $.16 per share for the first three months in 2000.

Total interest income for the first three months increased $657,000 or 6.8% compared to the prior year. This increase is primarily related to the strong loan growth that has been achieved since last year as well as an increase in the net interest spread.

Total earning assets were $535.1 million and $514.5 million at March 31, 2001 and March 31, 2000. The increase in earning assets is comprised of growth in the loan portfolio of $18.1 million, and an increase of $2.4 million in securities and federal funds sold. The weighted average interest earned on those assets has increased from 7.65% at March 31, 2000 to 7.89% at March 31, 2001.

Total interest bearing liabilities at March 31, 2001 and March 31, 2000 were $439.6 and $423.5 million respectively. The weighted interest rate paid for these liabilities has increased from 4.17% at March 31, 2000 to 4.36% at March 31, 2001.

The net effect of the changes in interest earning assets and interest bearing liabilities, combined with the repricing that has occurred since March 31, 2000, caused an increase in net interest income of $349,000, or 6.5%, for the three months ended March 31, 2001.

The provision for loan losses was $69,000, and $54,000 for the three month period ending March 31, 2001 and 2000, while the ratio of the allowance for loan losses to total loans was 1.39% and 1.42% respectively. This decline in the ratio is due to a 5.0% increase in loan balances, without an increase in non-performing loans. After considering the make-up of the loan portfolio, past due loans, charge-off and recovery history as well as general economic conditions, Management considers this ratio to be adequate and sufficient to cover probable incurred losses.

Total other expenses increased by $211,000 for the three months ended March 31, 2001 compared to the same period in 2000. Salaries and employee benefits increased by $182 thousand or 8.9%, from $2,063,000 at March 31, 2000 to $2,245,000 at March 31, 2001. This increase is due, in part, to the annual salary adjustments that are made each year in order to maintain compensation at a level that will attract and retain employees. In addition to the increase in salary expense the Company also experienced increases in retirement benefits and insurance. Occupancy and equipment expense decreased $42,000, or 7.7 %, from $544,000 at March 31, 2000 to $502,000 at March 31, 2001. This decrease is primarily related to declines in depreciation expense on fully depreciated furniture and fixtures and equipment maintenance. Other non-interest expenses increased $71,000, or 6.5%, from $1,097,000 at March 31, 2000 to $1,168,000 at
March 31, 2001. This increase is primarily due to increases in directors fees, expenses related to the trust and investment services division, advertising, and data processing expense. Several reductions were also noted including declines in service charges, stationary and supplies, donations and amortization expense.

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

There are several methods employed by the Company to monitor and control interest rate risk. One such method is using a "GAP" analysis. The GAP is defined as the repricing variance between rate sensitive assets and rate sensitive liabilities within certain periods. The repricing can occur due to changes in rates on variable rate products as well as maturities of interest-earning assets and interest-bearing liabilities. A high ratio of interest sensitive liabilities, generally referred to as a negative GAP, tends to benefit net interest income during periods of falling interest rates as the average rate paid on interest-bearing liabilities declines faster than the average rate earned on interest-earning assets. The opposite holds true during periods of rising interest rates. The Company attempts to minimize the interest rate risk through management of the GAP in order to achieve consistent shareholder return. The Company's Asset and Liability Management Policy is to maintain a fairly neutral GAP position of +10% to -15% in the one year time period. At March 31, 2001, the Company had a negative GAP position of -1.2% of total assets for a one year period, which is favorable in a decling rate environment. Another strategy used by the Company is to originate variable rate loans tied to market indices. Such loans reprice on an annual, quarterly, monthly or daily basis as the underlying market index changes. Currently, approximately 35% of the Company's loan portfolio is written as variable rate. The Company also invests excess funds in liquid federal funds that mature and reprice on a daily basis. The Company also maintains all of its securities in the available-for-sale portfolio to take advantage of interest rate fluctuations and to maintain liquidity for loan funding and deposit withdrawals.

The Company's 2000 annual report details a table which provides information about the Company's financial instruments that were sensitive to changes in interest rates as of December 31, 2000, and 1999. The table is based on information and assumptions set forth in the notes. The Company believes the assumptions utilized are reasonable. For loans, securities and liabilities with contractual maturities, the table represents principal cash flows and the weighted-average interest rate. For variable rate loans, the contractual maturity and weighted-average interest rate was used with an explanatory footnote as to repricing periods. For liabilities without contractual maturities such as demand and savings deposit accounts, a decay rate was utilized to match their most likely withdrawal behavior. Management believes that no events have occurred since December 31, 2000 that would significantly change the ratio of rate sensitive assets to rate sensitive liabilities for the given time horizons.

        WAYNE BANCORP, INC.
        PART II - OTHER INFORMATION
-------------------------------------------------------------------------------

        ITEM 1 - Legal Proceedings:

                      NONE

        ITEM 2 - Changes in securities:

                      NONE

        ITEM 3 - Defaults upon senior securities:

                      NONE

        ITEM 4 - Submission of matters to a vote of securities holders:

(a)  Annual Shareholders' Meeting

Date:     April 19, 2001

Description:     Election of Directors
Gwenn E. Bull                FOR:       3,706,487 WITHHELD:       62,757
David L. Christopher         FOR:       3,689,987 WITHHELD:       79,347
Dennis B. Donahue            FOR:       3,711,756 WITHHELD:       57,488
Jeffrey E. Smith             FOR:       3,720,580 WITHHELD:       48,664


     Description:     Ratify the engagemend of Crowe, Chizek
                         & Company LLP  as the independed auditor.

     FOR:   3,752,504   AGAINST:   2,205   ABSTAIN:   14,535

               (d)       None

        ITEM 5 - Other information:

                         NONE

        ITEM 6 - Exhibits and reports on Form 8-K:

                         NONE

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                                Wayne Bancorp, Inc.
                                                   (Registrant)



Date     May 15, 2001              \s\ David P. Boyle

                                   David P. Boyle, CPA
                                   President and CEO

Date     May 15, 2001              \s\ John A. Lende

                                   John A. Lende, CPA
                                   Treasurer