Form 10-Q
period 2001-06-30
WAYNE BANCORP INC /OH/
filed 2001-08-13
CIK 788134

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

  X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR
-----         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              TRANSITION REPORT PURSUANT TO SECTION 13 OR
-----         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              Commission file number:       014612

              For the Quarter Ended:      June 30, 2001


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

                                Yes  X   No
                                   -----   -----

Number of shares of Common Stock, Stated Value $1.00 per Share, shares
outstanding at July 31, 2001, the latest practicable date:         4,574,941

                                      INDEX

                               WAYNE BANCORP, INC.
                                    FORM 10-Q

 For the Quarter Ended June 30, 2001

PART I.    FINANCIAL INFORMATION                                   PAGE NO.

Item I.   Financial Statements (unaudited)

                   Consolidated Balance Sheets..................     1

                   Consolidated Statements of Income
                            and Comprehensive Income............     2

                   Consolidated Statements of Cash Flows........     3

                   Notes to Consolidated Financial Statements...     4


Item II.   Management's discussion and analysis of financial
                  condition and results of operations...........     8

Item III.   Quantitative and Qualitative Disclosures about
                   Market Risk..................................     12

PART II.   OTHER INFORMATION....................................     14

SIGNATURES......................................................     15

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS


(Unaudited)                                                            June 30,           December 31,
(In thousands of dollars)                                                2001                 2000
                                                                      -------------------------------
ASSETS
Cash and due from banks ......................................        $    26,495         $    21,369
Federal funds sold ...........................................                  0              22,475
                                                                      -------------------------------
                       Total cash and cash equivalents .......             26,495              43,844

Securities available-for-sale ................................            133,552             138,349

Loans ........................................................            401,172             374,840
                       Allowance for loan losses .............             (5,411)             (5,343)
                                                                      -------------------------------
                       Net loans .............................            395,761             369,497

Premises and equipment .......................................              9,826               9,692
Accrued interest receivable and other assets .................              8,531               8,811
                                                                      -------------------------------
TOTAL ASSETS .................................................        $   574,165         $   570,193
                                                                      ===============================
LIABILITIES
Deposits
     Interest bearing ........................................        $   396,700         $   402,654
     Non-interest bearing ....................................             74,265              68,924
                                                                      -------------------------------
                       Total deposits ........................            470,965             471,578

Short-term borrowings ........................................             30,282              30,540
Federal Home Loan Bank advances and other borrowed funds .....              6,494               4,640
ESOP Loan ....................................................              1,800                 200
Other liabilities ............................................              3,258               3,349
                                                                      -------------------------------
                       Total Liabilities .....................            512,799             510,307

SHAREHOLDERS' EQUITY
Common Stock, Stated Value $1 ................................              4,917               4,917
  Shares authorized - 12,000,000
  Shares issued - 4,917,218
  Shares outstanding - 4,589,941 in 2001 and 4,600,060 in 2000
Paid in capital ..............................................             13,145              13,140
Retained earnings ............................................             54,181              51,809
Unearned ESOP shares .........................................             (1,697)                  0
Treasury Stock, at cost ......................................            (10,689)            (10,553)
Accumulated other comprehensive income .......................              1,509                 573
                                                                      -------------------------------
                       Total Shareholders' Equity ............             61,366              59,886
                                                                      -------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................        $   574,165         $   570,193
                                                                      ===============================

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                        Three Months Ended               Six Months Ended
(Unaudited)                                                                  June 30,                         June 30,
(In thousands of dollars, except per share data)                       2001             2000             2001          2000
                                                                     ---------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans ..................................        $  8,286         $  8,116        $ 16,551        $ 15,667
Interest on securities:
     Taxable ................................................           1,479            1,621           3,045           3,344
     Non-taxable ............................................             453              488             873             924
Other interest income .......................................              82               45             219              66
                                                                     ---------------------------------------------------------
                                                                       10,300           10,270          20,688          20,001
                       Total interest income

INTEREST EXPENSE:
Interest on deposits ........................................           3,937            4,167           8,164           8,168
Interest on federal funds purchased and repurchase agreements             281              354             643             659
Interest on Federal Home Loan Bank advances and other
   borrowed funds ...........................................             101              150             168             192
                                                                     ---------------------------------------------------------
                       Total interest expense ...............           4,319            4,671           8,975           9,019

NET INTEREST INCOME .........................................           5,981            5,599          11,713          10,982
Provision for loan losses ...................................              69               54             138             108
                                                                     ---------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION
                       FOR LOAN LOSSES ......................           5,912            5,545          11,575          10,874

OTHER INCOME:
Service charges and fees on deposit accounts ................             557              443           1,034             857
Income from fiduciary activities ............................             360              345             720             690
Other noninterest income ....................................             162              182             303             351
Gain on security sales ......................................               0                0               0               1
Gain on sale of premises ....................................               7                0               7               0
                                                                     ---------------------------------------------------------
                       Total other income ...................           1,086              970           2,064           1,899

OTHER EXPENSES:
Salaries and employee benefits ..............................           2,215            2,077           4,460           4,140
Occupancy and equipment .....................................             505              495           1,007           1,039
Other operating expenses ....................................           1,221            1,085           2,389           2,182
                                                                     ---------------------------------------------------------
                       Total other expenses .................           3,941            3,657           7,856           7,361

INCOME BEFORE INCOME TAX EXPENSE ............................           3,057            2,858           5,783           5,412

INCOME TAX EXPENSE ..........................................             914              854           1,718           1,608
                                                                     ---------------------------------------------------------
NET INCOME ..................................................           2,143            2,004           4,065           3,804
                                                                     =========================================================
Other Comprehensive Income, net of tax
   Unrealized gains (losses) on available-for-sale
    securities arising during the period ....................             (54)             222             936            (113)
   Reclassification adjustment for amounts realized
     on securities included in net income ...................               0                0               0              (1)
                                                                     ---------------------------------------------------------
                       Total other comprehensive income .....             (54)             222             936            (114)
                                                                     ---------------------------------------------------------
COMPREHENSIVE INCOME ........................................        $  2,089         $  2,226        $  5,001        $  3,690
                                                                     =========================================================
NET INCOME PER COMMON SHARE - BASIC .........................        $   0.47         $   0.44        $   0.89        $   0.83
NET INCOME PER COMMON SHARE - DILUTED .......................        $   0.47         $   0.44        $   0.89        $   0.83
DIVIDENDS PER SHARE .........................................        $   0.17         $   0.16        $   0.34        $   0.32


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Six Months Ended
(Unaudited)                                                                June 30,
(In thousands of dollars)                                            2001             2000
                                                                   -------------------------
OPERATING ACTIVITIES

Net Income ................................................        $  4,065         $  3,804
Adjustments to reconcile net income to net cash
   provided by operating activities:
       Provision for loan losses ..........................             138              108
       Depreciation and amortization ......................             539              725
       Amortization of security premiums and discounts, net             100              222
       Compensation expense on ESOP shares ................             108               44
       Gain on sale of premises ...........................              (7)
       Change in interest receivable ......................             133             (171)
       Change in interest payable .........................            (204)             179
       Other, (net) .......................................            (370)          (2,216)
                                                                   -------------------------
Net cash provided by operating activities .................           4,502            2,695

INVESTING ACTIVITIES

Securities available-for-sale:
     Purchases ............................................         (23,817)          (9,145)
     Proceeds from maturities and repayments ..............          29,932           15,918
     Proceeds from sales ..................................               0                3
Net increase in loans and leases ..........................         (26,402)         (27,345)
Purchase of premises and equipment, net ...................            (921)          (1,194)
Proceeds from sale of premises ............................             288
                                                                   -------------------------
Net cash used by investing activities .....................         (20,920)         (21,763)

FINANCING ACTIVITIES

Net change in deposits ....................................            (613)          (1,656)
Net change in short term borrowings .......................            (258)          10,169
Proceeds from Federal Home Loan Bank advances .............           3,650           10,000
Repayment of Federal Home Loan Bank advances ..............          (1,789)             (37)
Repayment of ESOP loan ....................................               0             (200)
Proceeds from other borrowed funds ........................               0              455
Repayment of other borrowed funds .........................              (7)            (560)
Cash dividends paid .......................................          (1,341)          (1,471)
Purchase of treasury stock ................................            (573)            (107)
                                                                   -------------------------
Net cash (used) provided by financing activities ..........            (931)          16,593

Decrease in cash and cash equivalents .....................         (17,349)          (2,475)
Cash and cash equivalents at beginning of period ..........          43,844           27,380
                                                                   -------------------------
Cash and cash equivalents at end of period ................        $ 26,495         $ 24,905
                                                                   =========================
Supplemental disclosures of cash flow information
Cash basis payments for federal income taxes ..............        $  1,880         $  1,795
Cash basis payments for interest expense ..................        $  9,179         $  8,840

Supplemental non-cash disclosure
Stock issued for business purchase ........................        $     86
ESOP obligation guaranteed by the Company .................        $  1,800

See notes to consolidated financial statements.

                               WAYNE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting standards generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Certain prior year amounts have been reclassified to conform with current financial statement presentation.

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

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments and status of contingencies are particularly subject to change.

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

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Employee Stock Option Plan ("ESOP") shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share includes the additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and dividends through the issue of the financial statements.

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

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No, 141, "Business Combinations." SFAS No. 141 requires all business combinations within its scope to be accounted for using the purchase method, rather than the pooling-of-interests method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of this statement will only impact the Company's financial statements if it enters into a business combination.

Also in June 2001, the FASB issued SFAS No. 122, "Goodwill and Other Intangible Assets," which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this Statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. The Company is required to adopt this Statement on January 1, 2002 and early adoption is not permitted. The adoption of this Statement will not materially impact the Company's financial statements.

Some items in prior financial statements have been reclassified to conform to the current presentation.

2.  Securities:

During the six months ended June 30, 2001 there were no sales of securities. During the six months ended June 30, 2000 proceeds from the sale of securities were $3 thousand, with gross gains of $1 thousand included in earnings.

The amortized cost and fair values of securities available-for-sale were as follows:





                                                           June 30, 2001
                                                      Gross              Gross
                                    Amortized       Unrealized         Unrealized          Fair
(In thousands of dollars)              Cost           Gains              Losses            Value
                                    --------------------------------------------------------------
U.S. Treasury ..................    $  19,091        $     391         $      (0)        $  19,482
Federal agency obligations .....       25,106              546                (0)           25,652
Federal agency pools ...........       11,815              138               (36)           11,917
Obligations of states and
  political subdivisions .......       46,644              910               (33)           47,521
Corporate obligations ..........       25,582              480                (2)           26,060
Other securities ...............        3,027               40              (147)            2,920
                                    --------------------------------------------------------------
                                    $ 131,265        $   2,505         $    (218)        $ 133,552
                                    ==============================================================

                                                          December 31, 2000
                                                        Gross             Gross
                                    Amortized        Unrealized        Unrealized           Fair
                                       Cost             Gains            Losses            Value
                                    --------------------------------------------------------------
U.S. Treasury ..................    $  22,642        $     203         $     (27)        $  22,818
Federal agency obligations             28,882              315               (51)           29,146
Federal agency pools ...........        9,344               60               (17)            9,387
Obligations of states and
  political subdivisions .......       39,312              485               (65)           39,732
Corporate obligations ..........       34,353              172               (47)           34,478
Other securities ...............        2,947               32              (191)            2,788
                                    --------------------------------------------------------------
                                    $ 137,480        $   1,267         $    (398)        $ 138,349
                                    ==============================================================

3.   Loans:

Loans considered impaired within the scope of SFAS No. 114 were not significant at June 30, 2001 and December 31, 2000, and during the three and six months ended June 30, 2001 and 2000.

Loans are comprised of the following:

                                         June 30,     December 31,
(In thousands of dollars)                  2001            2000
                                         ------------------------
Commercial and agricultural loans...     $202,501        $177,741
Real estate loans ..................      133,330         128,470
Installment loans ..................       49,942          52,819
Home equity loans ..................       14,050          13,940
Lease financing ....................        1,280           1,643
Other loans ........................           69             227
                                         ------------------------
                     Total .........     $401,172        $374,840
                                         ========================


4.  Earnings Per Common Share

The factors used in the earnings per common share are as follows:

                                                    Three Months Ended                      Six Months Ended
                                                         June 30,                               June 30,
                                                 2001                2000               2001                 2000
                                             -----------------------------------------------------------------------

Basic
Net income ..........................        $     2,143         $     2,004         $     4,065         $     3,804
Weighted average common shares
    outstanding .....................          4,603,217           4,594,217           4,600,372           4,598,461
Less:  Average unallocated ESOP
     shares .........................            (58,066)             (3,395)            (35,397)             (3,123)
                                             -----------------------------------------------------------------------
Average shares ......................          4,545,151           4,590,822           4,564,975           4,595,338

Basic earnings per common share .....        $      0.47         $      0.44         $      0.89         $      0.83
                                             =======================================================================
Diluted
Net income ..........................        $     2,143         $     2,004         $     4,065         $     3,804
Weighted average common shares
   outstanding for basic earnings per
   share ............................          4,545,151           4,590,822           4,564,975           4,595,338
Add: Dilutive effects of assumed
  exercise of stock options .........              4,754                   0               3,940                   0
                                             -----------------------------------------------------------------------
Average shares and dilutive
  potential common shares ...........          4,549,905           4,590,822           4,568,915           4,595,338

Diluted earnings per common
   share ............................        $      0.47         $      0.44         $      0.89         $      0.83
                                             =======================================================================

Stock options for 52,100 shares of common stock were not considered in computing diluted earnings per common share of 2001 and 2000 because they were antidilutive.

ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

The following discusses the financial condition as of June 30, 2001, as compared to December 31, 2000 and the results of operations for the three and six months ended June 30, 2001 and the same periods in 2000. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

Liquidity

The main objectives of asset/liability management are to provide adequate liquidity and to minimize interest rate risk. Liquidity is the ability to meet cash flow needs, which in the banking industry, refers to the Company's ability to fund customer borrowing needs as well as deposit withdrawals. The Company's primary source of liquidity is from overnight federal funds sold and securities available-for-sale. In addition, other assets such as cash and due from banks and maturing loans also provide additional sources of liquidity. At June 30, 2001, the amount of cash and due from banks and securities and loans with scheduled maturities and or repricing within the next three months was $165 million. The Company continues to keep a balance between short and long-term investments and securities that will provide adequate liquidity and maximize earnings. Based on the Company's capital position, profitability and reputation, the available liquidity sources are considered adequate to meet the current and projected needs of the Company.

Capital

The Company's capital adequacy is a primary concern in our industry, and is measured by several key ratios. A long standing measure of capital adequacy is the percentage of shareholders' equity to total assets. At both June 30, 2001, and December 31, 2000, the Company's equity-to-asset ratio adjusted by the impact of FAS#115 was 10.4%. Regulators of the banking industry focus primarily on two other measurements of capital - the risk-based capital ratio and the leverage ratio. The risk-based capital ratio consists of a numerator of allowable capital components and a denominator of an accumulation of risk-weighted assets. With a significant portion of the Company's investment securities portfolio in government related low risk categories and a fair amount of the loan portfolio in one-to-four family mortgage loans with a 50% risk assessment, the risk- based capital ratio was 16.0% at June 30, 2001, and 16.4% at December 31, 2000.

The regulators require a minimum leverage capital ratio of 3%. They will expect most banks to maintain leverage ratios in the 4-5% range. The leverage ratio is calculated as equity capital less certain intangible assets divided by total assets less the same intangible assets. At June 30, 2001, and December 31, 2000, the ratios were 10.7% and 10.5% respectively.

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

Management is not aware of any matters subsequent to June 30, 2001 that would cause the Company's capital category to change.

Financial Condition

The total assets of the Company increased by $3.9 million or .7% from December 31, 2000 to June 30, 2001. This increase is due to growth in the loan portfolio of $26.3 million, that was primarily funded by reductions in cash and investments of $22.1 million as well as an increase in FHLB advances and other borrowed funds of $1.9 million.

The lending area has experienced growth of $26.3 million through the first six months of 2001. This growth is primarily concentrated in the commercial and mortgage loan areas with increases of $24.8 million and $4.9 million respectively. Despite the numerous rate cuts initiated by the Federal Open Market Committee through the first six months of this year, which signals a slowdown in the economy, commercial loan demand has remained steady. The rate reductions have also stimulated growth and activity in the mortgage loan area, by making home ownership and refinancing more affordable and attractive. The growth in these areas is offset by a decline of $2.9 million in the installment loan area. This decline is related to the economic slowdown that has been occurring over the past two quarters, as well as the general increase in consumer debt. Although there were no loans held for sale as of June 30, 2001, or December 31, 2000 management may consider the sale of loans into the secondary market as market conditions warrant to align the portfolio and provide liquidity for future loan demand.

Based on current economic conditions, Management expects interest rates to ease slightly over the next three to six months then remain stable or neutral through the first half of 2002. Rate decreases, which signal signs of economic recession or slowdown, impact rates on loan and deposit products. Most susceptible are the variable rate products that change based on various indices, such as the prime rate of interest and treasury rates.

Total securities available-for-sale and federal funds sold decreased by $27.3 million through the second quarter of 2001. This decrease is comprised of a decline in federal funds sold of $22.5 million and investments of $4.8 million. The declines in these areas are primarily due to the strong loan demand that the Company has been experiencing, where excess cash and investment maturities have been used to fund higher yielding loans.

Total deposits decreased by $613 thousand for the period ended June 30, 2001. This decline in deposits is due to customers increased awareness of deposit rates, and an increase in investment alternatives. As consumers have become more rate conscious over the past few years deposit retention is becoming more difficult, especially as mutual funds and the stock market are becoming more acceptable as investment vehicles. In order to grow and retain deposits to meet loan demand and grow assets, the Company has focused on growing its core deposits. To do this management analyzes rates paid on deposits within its market area on a weekly basis to ensure the Company's rates on similar products are competitive.

Other borrowings increased $1.9 million for the six months ended June 30, 2001. This increase is primarily in funds advanced from the Federal Home Loan Bank. The Company used this alternative funding source to fund its loan growth, as well as offset the decline in core deposits.

Results of Operations

Net income was $4,065,000 for the first six months of 2001 compared to $3,804,000 for the same period in 2000. Earnings per common share for the six months ended June 30, 2001 and 2000 were $.89 and $.83 per share respectively. Dividends were $.34 per share for the first six months of 2001 and $.32 per share for the first six months in 2000.

For the three months ended June 30, 2001, net income was $2,143,000, or $.47 per share, with dividends paid of $.17 per share. This compares to net income of $2,004,000, or $.44 per share, with dividends paid of $.16 per share for the three months ended June 30, 2000.

Total interest income for the first six months increased $687 thousand, or 3.4%, compared to the prior year. This increase is primarily related to the strong loan growth that has been achieved since last year as total loans have increased by $17.3 million from the same period one year ago. For the three months ended June 30, 2001 and 2000, total interest income has increased by $30 thousand. This increase is due to an increase in loan balances offset by rate reductions due to the Federal Open market Committee reducing rates by 275 basis points during the first half of this year, while in the prior year we were in a rising rate environment.

Total earning assets were $534.7 million and $526.7 million at June 30, 2001 and June 30, 2000, respectively. The increase in earning assets is due to growth in the loan portfolio of $17.3 million, offset by a reduction of $9.3 million in securities. The weighted average interest earned on these assets has increased from 7.75% at June 30, 2000 to 7.79% at June 30, 2001.

Total interest bearing liabilities at June 30, 2001 and June 30, 2000 were $435.3 and $439.0 million respectively. The weighted interest rate paid for these liabilities has decreased from 4.26% at June 30, 2000 to 4.11% at June 30, 2001.

The net effect of the changes in interest earning assets and interest bearing liabilities, combined with the repricing that has occurred since June 30, 2000, caused an increase in net interest income of $731,000, or 6.7%, for the six months ended June 30, 2001.

The provision for loan losses was $138,000 for the six month period ending June 30, 2001, compared to $108,000 for the period ending June 30, 2000, while the ratio of the allowance for loan losses to total loans was 1.35% and 1.38% respectively. Although the provision has been increased by $30,000 over the comparable period of one year ago, the ratio has declined due to a 4.5% increase in loan balances, without a corresponding increase in non- performing loans. The provision for the three months ended June 30, 2001 was $69,000, compared to $54,000 for the same three month period in 2000. After considering the make-up of the loan portfolio, past due loans, charge-off and recovery history as well as general economic conditions, Management considers the provision for the three and six months ended June 30, 2001, and the ratio to be adequate and sufficient to cover probable incurred losses.

Total other expenses increased by $495,000 for the six months ended June 30, 2001 compared to the same period in 2000. Salaries and employee benefits increased by $320,000, or 7.7%, from $4,140,000 at June 30, 2000 to $4,460,000 at June 30, 2001. This increase is due, in part, to the annual salary adjustments that are made each year in order to maintain compensation at a level that will attract and retain employees. The Company also experienced an increase in expenses related to retirement benefits and health insurance costs. Occupancy and equipment expense decreased by $32,000 or, 3.1%, from $1,039,000 at June 30, 2000 to $1,007,000 at June 30, 2001. This decrease is primarily related to a reduction in depreciation expense on furniture and fixtures, due to a portion of these assets becoming fully depreciated. Other non-interest expenses have increased $207,000, or 9.5%, from $2,182,000 at June 30, 2000 to $2,389,000 at
June 30, 2001. This increase is attributable to increased costs related to directors fees, franchise tax, ATM operations and computer expense. These increases are offset by reductions in bank related service charges, donations and amortization expense.

Total other expenses for the three month period ending June 30, 2001, increased by $284,000, or 7.8%, from $3,657,000 at June 30, 2000 to $3,941,000 at June 30,
2001. Salaries and employee benefits increased by $138,000, or 6.6%, from $2,077,000 at June 30, 2000 to $2,215,000 at June 30, 2001. The increase during this three month period is substantially the same as that for the full six months, which includes increases in compensation, retirement benefits and insurance. Occupancy and equipment related expenses increased by $10,000, or 2.0%, from $495,000 for the three months ended June 30, 2000, to $505,000 for the three months ended June 30, 2001. Other non-interest expenses increased by $136,000, or 12.5%, from $1,085,000 for the three month period ending June 30, 2000 to $1,221,000 for the same period in 2001. The increase in this area is substantially the same as that for the full six month period, which includes increases in directors fees, franchise tax, ATM operations and computer expense, with reductions in bank related service charges, donations and amortization expense.


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

There are several methods employed by the Company to monitor and control interest rate risk. One such method is using a "GAP" analysis. The GAP is defined as the repricing variance between rate sensitive assets and rate sensitive liabilities within certain periods. The repricing can occur due to changes in rates on variable rate products as well as maturities of interest-earning assets and interest-bearing liabilities. A high ratio of interest sensitive liabilities, generally referred to as a negative GAP, tends to benefit net interest income during periods of falling interest rates as the average rate paid on interest-bearing liabilities declines faster than the average rate earned on interest-earning assets. The opposite holds true during periods of rising interest rates. The Company attempts to minimize the interest rate risk through management of the GAP in order to achieve consistent shareholder return. The Company's Asset and Liability Management Policy is to maintain a fairly neutral GAP position of +10% to -15% in the one year time period. At June 30, 2001, the Company had a positive GAP position of .55% of total assets for a one year period. Another strategy used by the Company is to originate variable rate loans tied to market indices. Such loans reprice on an annual, quarterly, monthly or daily basis as the underlying market index changes. Currently, approximately 36% of the Company's loan portfolio is written as variable rate. The Company also invests excess funds in liquid federal funds that mature and reprice on a daily basis. The Company also maintains all of its securities in the available-for-sale portfolio to take advantage of interest rate fluctuations and to maintain liquidity for loan funding and deposit withdrawals.

The Company's 2000 annual report provides a table which details information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 2000. The table is based on information and assumptions set forth in the notes. The Company believes the assumptions utilized are reasonable. For loans, securities and liabilities with contractual maturities, the table represents principal cash flows and the weighted-average interest rate. For variable rate loans, the contractual maturity and weighted-average interest rate was used with an explanatory footnote as to repricing periods. For liabilities without contractual maturities such as demand and savings deposit accounts, a decay rate was utilized to match their most likely withdrawal behavior. Management believes that no events have occurred since December 31, 2000 that would significantly change the ratio of rate sensitive assets to rate sensitive liabilities for the given time horizons.


        WAYNE BANCORP, INC.
        PART II - OTHER INFORMATION
-------------------------------------------------------------

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

In addition to the directors that were re-elected above, directors continuing in office until the annual meeting in 2002 are James O. Basford, John C. Johnston, III, Philip S. Swope and David E. Taylor. Directors continuing in office until the annual meeting in 2003 are David P. Boyle, B. Diane Gordon, Stephen L. Shapiro and Bala Venkataraman.

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

                             NONE
        ITEM 6 - Exhibits and reports on Form 8-K:

                                NONE


______________________SIGNATURES______________________________

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                        Wayne Bancorp, Inc.
                                    --------------------------
                                          (Registrant)



Date     Aug 10, 2001             \s\ David P. Boyle

                                  David P. Boyle, CPA
                                  President and CEO

Date     Aug 10, 2001             \s\ John A. Lende

                                  John A. Lende, CPA
                                  Treasurer