Form 10-Q
period 2001-09-30
WAYNE BANCORP INC /OH/
filed 2001-11-14
CIK 788134

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

 (Mark One)

    [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

    [ ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                            OF THE EXCHANGE ACT

For the transition period from __________ to ____________.


Commission File Number   014612
                        --------

                               WAYNE BANCORP, INC
                               ------------------
             (Exact name of registrant as specified in its charter)

           Ohio                                           34-1516142
           ----                                           ----------
(State or other jurisdiction of                          (IRS Employer
  incorporation or organization)                        Identification No.)

           112 West Liberty Street, P.O. Box 757, Wooster, Ohio 44691
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                 (330) 264-1222
                                 --------------
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]

As of October 31, 2001, the latest practicable date, 4,437,175 shares of the issuer's common shares, $1.00 stated value, were issued and outstanding.

--------------------------------------------------------------------------------

                               WAYNE BANCORP, INC

                                      INDEX

                                    FORM 10-Q
                    For the Quarter Ended September 30, 2001


                                                                                           Page
                                                                                           ----
PART I - FINANCIAL INFORMATION

  Item 1.     Financial Statements (Unaudited)

              Consolidated Balance Sheets.............................................      3

              Consolidated Statements of Income.......................................      4

              Consolidated Statements of Comprehensive Income.........................      5

              Consolidated Statements of Cash Flows ..................................      6

              Notes to Consolidated Financial Statements .............................      8

  Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations...................................     12

  Item 3.     Quantitative and Qualitative Disclosures about
                Market Risk...........................................................     16

Part II - Other Information...........................................................     17

SIGNATURES ...........................................................................     18


---------------------------------------------------------------------------------------------

                                                                                           2.

                               WAYNE BANCORP, INC
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------


Item 1.  FINANCIAL STATEMENTS


                                                                  September 30,   December 31,
                                                                      2001            2000
                                                                      ----            ----
                                                                        (In thousands)
ASSETS
Cash and due from banks                                           $    23,369    $    21,369
Federal funds sold                                                      1,115         22,475
                                                                  -----------    -----------
         Total cash and cash equivalents                               24,484         43,844
Securities available-for-sale                                         136,838        138,349
Loans held-for-sale                                                     3,754             --
Loans                                                                 417,506        374,840
     Allowance for Loan Losses                                         (5,426)        (5,343)
                                                                  ------------   ------------
     Net Loans                                                        412,080        369,497
Premises and equipment, net                                             9,861          9,692
Accrued interest receivable and other assets                            7,961          8,811
                                                                  -----------    -----------

         Total assets                                             $   594,978    $   570,193
                                                                  ===========    ===========

LIABILITIES
Deposits
     Interest Bearing                                             $   417,377    $   402,654
     Non-Interest Bearing                                              72,748         68,924
                                                                  -----------    -----------
         Total deposits                                               490,125        471,578

Short-term borrowings                                                  28,429         30,540
Federal Home Loan Bank advances and other borrowed funds                7,520          4,640
ESOP Loan                                                               1,800            200
Other Liabilities                                                       3,955          3,349
                                                                  -----------    -----------
         Total liabilities                                            531,829        510,307

SHAREHOLDERS' EQUITY
Common stock, $1.00 stated value                                        4,917          4,917
     Shares authorized - 12,000,000
     Shares issued - 4,917,218
     Shares outstanding - 4,554,125 in 2001
                          4,600,869 in 2000
Paid-in capital                                                        13,148         13,140
Retained earnings                                                      55,594         51,809
Unearned employee stock ownership plan shares                          (1,673)            --
Treasury stock, at cost                                               (11,565)       (10,553)
Accumulated other comprehensive income                                  2,728            573
                                                                  -----------    -----------
         Total shareholders' equity                                    63,149         59,886
                                                                  -----------    -----------

     Total liabilities and shareholders' equity                   $   594,978    $   570,193
                                                                  ===========    ===========


--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                               WAYNE BANCORP, INC
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                         Three Months Ended                 Nine Months Ended
                                                            September 30,                     September 30,
                                                         2001            2000              2001           2000
                                                         ----            ----              ----           ----
                                                                             (In thousands)
INTEREST INCOME
    Interest and fees on loans                            $     8,339    $     8,541    $    24,890     $    24,208
    Interest on securities
       Taxable                                                  1,422          1,532          4,467           4,876
       Non-taxable                                                446            460          1,319           1,384
    Other interest income                                          28             79            247             145
                                                          -----------    -----------    -----------     -----------
       Total interest income                                   10,235         10,612         30,923          30,613
                                                          -----------    -----------    -----------     -----------

INTEREST EXPENSE
    Interest on deposits                                        3,785          4,446         11,949          12,614
    Interest on federal funds purchased and
      repurchase agreements                                       226            351            869           1,010
    Interest on Federal Home Loan Bank
      advances and other borrowed funds                           129            187            297             379
                                                          -----------    -----------    -----------     -----------
       Total interest expense                                   4,140          4,984         13,115          14,003
                                                          -----------    -----------    -----------     -----------

NET INTEREST INCOME                                             6,095          5,628         17,808          16,610

Provision for loan losses                                          69             54            207             162
                                                          -----------    -----------    -----------     -----------

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                                6,026          5,574         17,601          16,448

Other income
    Service charges and fees on deposit accounts                  539            469          1,573           1,326
    Income from fiduciary activities                              360            345          1,080           1,035
    Net gain on sale of securities                                 33              2             33               3
    Gain on sale of premises                                       18              0             25               0
    Other non-interest income                                     222            142            525             493
                                                          -----------    -----------    -----------     -----------
       Total other income                                       1,172            958          3,236           2,857
                                                          -----------    -----------    -----------     -----------

Other expenses
    Salaries and employee benefits                              2,315          2,085          6,775           6,225
    Occupancy and equipment                                       535            488          1,542           1,527
    Other operating expenses                                    1,220          1,097          3,609           3,279
                                                          -----------    -----------    -----------     -----------
       Total other expenses                                     4,070          3,670         11,926          11,031
                                                          -----------    -----------    -----------     -----------

INCOME BEFORE INCOME TAXES                                      3,128          2,862          8,911           8,274

Income tax expense                                                916            850          2,634           2,458
                                                          -----------    -----------    -----------     -----------

NET INCOME                                                $     2,212    $     2,012    $     6,277     $     5,816
                                                          ===========    ===========    ===========     ===========

Earnings per common share - basic                         $       .49    $      0.44    $      1.38     $      1.27
                                                          ===========    ===========    ===========     ===========

Earnings per common share - diluted                       $       .49    $      0.44    $      1.38     $      1.27
                                                          ===========    ===========    ===========     ===========

Dividends per share                                       $     0.17     $      0.16    $      0.51     $     0.48
                                                          ===========    ===========    ===========     ===========


--------------------------------------------------------------------------------

                               WAYNE BANCORP, INC
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                              Three Months Ended           Nine Months Ended
                                                                 September 30,               September 30,
                                                             2001          2000           2001          2000
                                                             ----          ----           ----          ----
                                                                              (In thousands)
NET INCOME                                                $   2,212     $    2,012    $    6,277    $    5,816
Other comprehensive income, net of tax
    Unrealized holding gains on available-
      for-sale securities arising during the period           1,241            610         2,177           497
    Reclassification adjustment for amounts
      realized on securities included in net income             (22)            (1)          (22)           (2)
                                                          ---------     ----------    ----------    ----------
       Total other comprehensive income                       1,219            609         2,155           495
                                                          ---------     ----------    ----------    ----------

COMPREHENSIVE INCOME                                      $   3,431     $    2,621    $    8,432    $    6,311
                                                          =========     ==========    ==========    ==========





--------------------------------------------------------------------------------

                               WAYNE BANCORP, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                             Nine Months Ended
                                                                                September 30,
                                                                             2001          2000
                                                                             ----          ----
                                                                               (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                          $    6,277    $    5,816
     Adjustments to reconcile net income to net cash from
       operating activities
         Provision for loan losses                                              207           162
         Depreciation and amortization                                          806         1,078
         Gain on sale of securities                                             (33)           (3)
         FHLB stock dividends                                                  (107)         (102)
         Gain on sale of premises                                               (25)           --
         Amortization of security premiums and discounts, net                   177           312
         Compensation expense for ESOP shares                                   135            63
         Change in interest receivable                                           18          (983)
         Change in interest payable                                             (91)          (27)
         Other, (net)                                                           520          (824)
                                                                         ----------    -----------
         Net cash provided by operating activities                            7,884         5,492

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available-for-sale
         Purchases                                                          (36,181)       (7,424)
         Proceeds from maturities and repayments                             40,796        21,681
         Proceeds from sales                                                     49         7,204
     Net increase in loans                                                  (46,544)      (32,709)
     Purchase of premises and equipment                                      (1,241)       (1,366)
     Proceeds from sales of premises                                            351            --
                                                                         ----------    ----------
         Net cash (used) by investing activities                            (42,770)      (12,614)








--------------------------------------------------------------------------------

                               WAYNE BANCORP, INC
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                               Nine Months Ended
                                                                                  September 30,
                                                                               2001          2000
                                                                               ----          ----
                                                                                 (In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                    18,547         5,766
     Net change in short-term borrowings                                       (2,111)        1,302
     Proceeds from Federal Home Loan Bank advances                              4,950        11,750
     Repayment of Federal Home Loan Bank advances                              (2,060)      (10,056)
     Repayment of ESOP loan                                                      (200)         (200)
     Proceeds from other borrowed funds                                            --           137
     Repayment of other borrowed funds                                            (10)           (8)
     Cash dividends paid                                                       (2,010)       (2,206)
     Treasury stock purchased, net                                             (1,580)          (10)
                                                                           -----------   ----------
         Net cash provided by financing activities                             15,526         6,475
                                                                           ----------    ----------

Decrease in cash and cash equivalents                                         (19,360)         (647)
Cash and cash equivalents at beginning of period                               43,844        27,380
                                                                           ----------    ----------

Cash and cash equivalents at end of period                                 $   24,484    $   26,733
                                                                           ==========    ==========

Supplemental disclosures of cash flow information
     Cash basis payments for federal income taxes                          $    3,130    $    2,715
     Cash basis payments for interest expense                                  13,205        14,030
     Transfer of loans from portfolio to loans held-for-sale                    3,754

Supplemental non-cash disclosure
     Stock issued for business purchase                                    $       86            --
      ESOP obligation guaranteed by the Company                                 1,800            --



--------------------------------------------------------------------------------

                               WAYNE BANCORP, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting standards generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Certain prior period amounts have been reclassified to conform with the current financial statement presentation.

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

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." SFAS No. 141 requires all business combinations within its scope to be accounted for using the purchase method, rather than the pooling-of-interests method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of this statement will only impact the Company's financial statements if it enters into a business combination.



--------------------------------------------------------------------------------

                               WAYNE BANCORP, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

--------------------------------------------------------------------------------

Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this Statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. The Company is required to adopt this Statement on January 1, 2002 and early adoption is not permitted. The adoption of this Statement will not materially impact the Company's financial statements.

Some items in prior financial statements have been reclassified to conform to the current presentation.

NOTE 2 - SECURITIES

During the nine months ended September 30, 2001 proceeds from the sale of securities were $49 thousand, with gross gains of $33 thousand included in earnings. During the nine months ended September 30, 2000, proceeds from the sale of securities were $7.2 million, with gross realized gains of $9 thousand and gross realized losses of $6 thousand included in earnings.

The amortized cost and fair market value of securities available-for-sale were as follows:


                                                                 Gross        Gross          Estimated
                                               Amortized      Unrealized    Unrealized         Fair
                                                 Cost            Gains        Losses           Value
                                                 ----            -----        ------           -----
                                                                   (In thousands)
         SEPTEMBER 30, 2001

             U.S. Treasury                   $    19,070     $       592    $         0    $    19,662
             Federal Agency Obligations           11,711             341              0         12,052
             Federal Agency Pools                 23,279             901              0         24,180
             Obligations of state and
               political subdivisions             49,159           1,469             (8)        50,620
             Corporate Obligations                26,387             994              0         27,381
             Other securities                      3,099              23           (179)         2,943
                                             -----------     -----------    -----------    -----------

                Total                        $   132,705     $     4,320    $      (187)   $   136,838
                                             ===========     ===========    ============   ===========

         DECEMBER 31, 2000

             U.S. Treasury                   $    22,642     $       203    $       (27)   $    22,818
             Federal Agency Obligations           28,882             315            (51)        29,146
             Federal Agency Pools                  9,344              60            (17)         9,387
             Obligations of state and
               political subdivisions             39,312             485            (65)        39,732
             Corporate Obligations                34,353             172            (47)        34,478
             Other securities                      2,947              32           (191)         2,788
                                             -----------     -----------    -----------    -----------

                Total                        $   137,480     $     1,267    $      (398)   $   138,349
                                              ==========     ===========    ===========    ===========




--------------------------------------------------------------------------------

                               WAYNE BANCORP, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
--------------------------------------------------------------------------------

NOTE 3 - LOANS

Loans considered impaired within the scope of SFAS No. 114 were not significant at September 30, 2001 and December 31, 2000, and during the three and nine months ended September 30, 2001 and 2000.

Loans are comprised of the following:

                                                 September 30,   December 31,
                                                     2001            2000
                                                     ----            ----
                                                         (In thousands)

        Commercial and agricultural loans       $    218,198     $    177,741
        Real estate loans                            135,981          128,470
        Installment loans                             48,121           52,819
        Home equity loans                             13,897           13,940
        Lease financing                                1,234            1,643
        Other loans                                       75              227
                                                ------------     ------------

             Total                              $    417,506     $    374,840
                                                ============     ============














--------------------------------------------------------------------------------

                               WAYNE BANCORP, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
--------------------------------------------------------------------------------

NOTE 4 - EARNINGS PER COMMON SHARE

The factors used in the earnings per common share are as follows:


                                                     Three Months Ended              Nine Months Ended
                                                        September 30,                  September 30,
                                                     2001           2000           2001            2000
                                                     ----           ----           ----            ----
Basic
Net income                                   $     2,212     $     2,012    $     6,277    $     5,816
Weighted average common
  shares outstanding                           4,570,610       4,602,309      4,590,157      4,599,683
Less: Average unallocated ESOP shares            (76,533)         (1,893)       (49,109)        (3,560)
                                             -----------     -----------    -----------    -----------

Average shares                                 4,494,077       4,600,415      4,541,342      4,596,123
                                             ===========     ===========    ===========    ===========

Basic earnings per common share              $      0.49     $     0.44     $      1.38    $      1.27
                                             ===========     ==========     ===========    ===========

Diluted
Net income                                   $     2,212     $     2,012    $     6,277    $     5,816
Weighted average shares outstanding
  for basic earnings per common share          4,494,077       4,600,415      4,541,342      4,596,123
Add: Dilutive effects of assumed
  exercise of stock options                        5,430              --          4,407             --
                                             -----------     -----------    -----------    -----------

Average shares and dilutive
  Potential common shares                      4,499,417       4,600,415      4,545,749      4,596,123
                                             ===========     ===========    ===========    ===========

Diluted earnings per common share            $      0.49     $     0.44     $      1.38    $      1.27
                                             ===========     ==========     ===========    ===========



Stock options for 52,100 shares of common stock were not considered in computing diluted earnings per common share as of September 30, 2001 and 2000 because they were non-dilutive.






--------------------------------------------------------------------------------

                               WAYNE BANCORP, INC
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

INTRODUCTION

The following discusses the financial condition as of September 30, 2001, as compared to December 31, 2000 and the results of operations for the three and nine months ended September 30, 2001 and the same periods in 2000. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

LIQUIDITY

The main objectives of asset/liability management are to provide adequate liquidity and to minimize interest rate risk. Liquidity is the ability to meet cash flow needs, which in the banking industry, refers to the Company's ability to fund customer borrowing needs as well as deposit withdrawals. The Company's primary source of liquidity is from overnight federal funds sold and securities available-for-sale. In addition, other assets such as cash and due from banks and maturing loans also provide additional sources of liquidity. At September 30, 2001, the amount of cash and due from banks and securities and loans with scheduled maturities and or repricing within the next three months was $179 million. The Company continues to keep a balance between short and long-term investments and securities that will provide adequate liquidity and maximize earnings. Based on the Company's capital position, profitability and reputation, the available liquidity sources are considered adequate to meet the current and projected needs of the Company.

CAPITAL

The Company's capital adequacy is a primary concern in our industry, and is measured by several key ratios. A long-standing measure of capital adequacy is the percentage of shareholders' equity to total assets. At September 30, 2001, the Company's equity-to-asset ratio adjusted by the impact of FAS#115 was 10.2% compared to 10.4% at December 31, 2000. Regulators of the banking industry focus primarily on two other measurements of capital - the risk-based capital ratio and the leverage ratio. The risk-based capital ratio consists of a numerator of allowable capital components and a denominator of an accumulation of risk-weighted assets. With a significant portion of the Company's investment securities portfolio in government related low risk categories and a fair amount of the loan portfolio in one-to-four family mortgage loans with a 50% risk assessment, the risk- based capital ratio is 15.4% at September 30, 2001, and 16.4% at December 31, 2000. This compares to a required minimum of 10% to be considered well capitalized.
--------------------------------------------------------------------------------

                               WAYNE BANCORP, INC
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

The regulators require a minimum leverage capital ratio of 5% to be considered well capitalized. The leverage ratio is calculated as equity capital less certain intangible assets divided by total assets less the same intangible assets. At September 30, 2001, and December 31, 2000, the ratios were 10.3% and 10.5% respectively.

The Company's deposit insurance premiums which are paid to the Federal Deposit Insurance Corporation (FDIC) are based, in part, on these capital ratios. The FDIC considers a bank "adequately capitalized" if the capital ratios are: Total equity 8%, Tier 1 risk-based 4% and a leverage ratio of 4%. The FDIC considers a bank "well capitalized" with comparable capital ratios of 10%, 6% and 5%. The Company and bank subsidiaries are considered "well capitalized" and therefore are subject to the lowest deposit insurance premiums available.

Management is not aware of any matters subsequent to September 30, 2001 that would cause the Company's capital category to change.

FINANCIAL CONDITION

The total assets of the Company increased by $24.8 million or 4.4% from December 31, 2000 to September 30, 2001. This increase is due to growth in the loan portfolio of $46.4 million, which was funded by growth in deposits, short-term borrowings and Federal Home Loan Bank advances of $19.3 million and reductions in cash and federal funds sold of $19.4 million.

The lending area has experienced growth of $46.4 million through the first nine months of 2001. This growth is primarily concentrated in the commercial and mortgage loan areas with increases of $40.5 million and $11.3 million respectively. Despite the decrease in the prime lending rate, which signals a weakening economy, compared to the prior year, the Company has experienced strong loan growth and steady demand in the commercial loan area. Growth in these two areas is offset by a reduction of $4.7 million in the installment loan area primarily due to economic uncertainty as well as a general increase in consumer debt which has reduced their overall borrowing capacity.

As of September 30, 2001, the Company had $3.8 million of one-to-four family residential mortgage loans classified as available-for-sale, while at December 31, 2000 there were no such loans classified as available- for-sale. Although there were no loans classified as available-for-sale as of December 31, 2000, the Company did sell $26.4 million of one-to-four family residential mortgage loans into the secondary market during the fourth quarter of 2000. Management considers the sale of loans into the secondary market based on overall portfolio composition, interest rate risk and liquidity.

Based on current economic conditions, management expects interest rates to ease slightly over the next three to six months and then remain stable or neutral through the first half of 2002. Rate decreases, which signal signs of economic recession or slowdown, impact rates offered on various loan and deposit products. Most susceptible are the variable rate products that change based on various indices, such as the prime rate of interest and treasury rates.

Total securities available-for-sale decreased by $1.5 million, while federal funds sold decreased by $21.4 million through the third quarter of 2001. This decrease in federal fund sold is primarily due to the strong loan demand that the Company has been experiencing, where excess overnight funds have been used to fund higher yielding loans. Future loan growth will be funded primarily through deposit growth as well as principal reductions on loans and proceeds from maturing securities.

Total deposits have increased by $18.5 million for the period ended September 30, 2001. This increase in deposits is viewed as a normal part of the business cycle within the Company's market area, as the Company routinely experiences an increase in deposits during the third and fourth quarters of the year,

--------------------------------------------------------------------------------

                               WAYNE BANCORP, INC
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

and conversely experiences a decline in deposits during the first and second quarters of the succeeding year. Management is aware, however, that some of this deposit growth may be attributed to the weak equity markets and that when the economy recovers these deposits may be subject to withdrawal. Although the Company has grown deposits considerably since year end, the ongoing growth and retention of deposits is becoming more difficult as consumers are becoming more rate sensitive and alternate investment vehicles such as mutual funds and the stock market are gaining acceptance. Despite this trend, the Company continues to focus on growing its core deposit base to facilitate asset growth and meet loan demand. To do this management analyzes rates paid on deposits within its market area on a weekly basis to ensure the Company's rates on similar products are competitive.

Other borrowings increased $769 thousand for the nine months ended September 30, 2001. This increase is primarily in Federal Home Loan Bank advances, (FHLB) which increased by $2.9 million, while short-term borrowings decreased by $2.1 million. The Company uses the FHLB as an alternative funding source to fund loan growth. These advances are taken out against specific loans, which allows the Company to match fund these loans using similar repayment characteristics thus preserving the net interest margin and protecting overall liquidity.

RESULTS OF OPERATIONS

Net income was $6,277,000 for the first nine months of 2001 compared to $5,816,000 for the same period in 2000. Earnings per common share for the nine months ended September 30, 2001 and 2000 were $1.38 and $1.27 per share respectively. Dividends were $.51 per share for the first nine months of 2001 and $.48 per share for the first nine months in 2000.

For the three months ended September 30, 2001, net income was $2,212,000, or $.49 per share, with dividends paid of $.17 per share. This compares to net income of $2,012,000, or $.44 per share, with dividends paid of $.16 per share for the three months ended September 30, 2000.

Total interest income for the nine months ended September 30, 2001 was $30.9 million, which increased $310,000 or, 7.1%, over the $30.6 million earned in the comparable period last year. Although the Federal Reserve has lowered interest rates by 350 basis points since December 31, 2000, the Company has been able to increase total interest income due to the additional $46.4 million in outstanding loans. Total interest income for the three months ended September 30, 2001 decreased by $377,000 from the comparable three month period one year ago. This decrease is due to the rate reductions that have occurred during 2001 that have negatively impacted interest income for the three month period ended September 30, 2001.

Total earning assets were $559.2 million and $523.7 million at September 30, 2001 and September 30, 2000. The increase in earning assets is due to growth in the loan and investment portfolios of $32.1 million and $7.8 million respectively, offset by a reduction of $4.4 million in federal funds sold. The weighted average interest earned on these assets has decreased from 7.86% at September 30, 2000 to 7.69% at September 30, 2001.

Total interest bearing liabilities at September 30, 2001 and September 30, 2000 were $455.1 and $432.7 million respectively. The weighted interest rate paid for these liabilities has decreased from 4.35% at September 30, 2000 to 4.05% at September 30, 2001.

The net effect of the changes in interest earning assets and interest bearing liabilities, combined with the repricing that has occurred since September 30, 2000, caused an increase in net interest income of $1.2 million, or 7.2%, for the nine months ended September 30, 2001.

The provision for loan losses was $207,000 for the nine month period ending September 30, 2001 compared to $162,000 for the same period in 2000, while the ratio of the allowance for loan losses to total loans was

--------------------------------------------------------------------------------

                               WAYNE BANCORP, INC
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

1.29% and 1.38% respectively. Although the provision has increased by $45,000 over the comparable period of one year ago, the ratio has declined due to a 12.4% increase in loan balances, without an increase in non-performing loans. The provision for the three months ended September 30, 2001 was $69,000, compared to $54,000 for the same three month period in 2000. Despite historically low delinquencies and charge-offs the Company has experienced an increase in both of these areas during 2001 compared to the prior year due to continued weakness in the economy. Typically in these times, delinquencies rise as customers who were able to repay loans at the time they were made may begin to experience difficulties and could be slower to pay their debts. If these economic conditions persist, we could experience further increases in both delinquencies and loan losses. The percentage of loans considered past due and in a non-accrual status has increased to 1.05% of total loans at September 30, 2001 compared to .45% at September 30, 2000. Net charge-offs as a percentage of total loans have increased from .01% at September 30, 2000 to .03% at September 30, 2001. Given the current make-up of the loan portfolio and considering current past due loans, charge-off and recovery history as well as general economic conditions, management considers the allowance for loan losses at this time to be adequate and sufficient to cover probable incurred credit losses. However, management continues to monitor the allowance very closely, and may adjust the provision accordingly in the future if warranted.

Total other expenses increased by $898,000 for the nine months ended September 30, 2001 compared to the same period in 2000. Salaries and employee benefits increased by $550,000, or 8.8%, from $6,225,000 at September 30, 2000 to
$6,775,000 at September 30, 2001. This increase is due, in part, to the annual salary adjustments that are made each year in order to maintain compensation at a level that will attract and retain employees, as well as an increase expenses related to health insurance and retirement benefits. The salary component increased by $153,000, while expenses for insurance and retirement benefits increased by $269,000 and $103,000 respectively. Occupancy and equipment expense increased $8,000, or .5%, from $1,534,000 at September 30, 2000 to $1,542,000 at
September 30, 2001. Other non-interest expenses increased $330,000, or 10.1%, from $3,279,000 at September 30, 2000 to $3,609,000 at September 30, 2001.
Increases in this area were noted in director's fees, franchise tax, trust department expenses, advertising, professional fees and computer expense. These increases were offset by decreases in service charges, FDIC insurance, stationary and supplies, donations and amortization.

Total other expenses for the three month period ended September 30, 2001, increased by $393,000 from $3,677,000 at September 30, 2000 to $4,070,000 at
September 30, 2001. Salaries and employee benefits increased by $230,000, or 11.0%, from $2,085,000 at September 30, 2000 to $2,315,000 at September 30,
2001. This increase during the three month period is substantially the same as that for the full nine months. Occupancy and equipment expense increased by $40,000, or 8.1%, from $495,000 at September 30, 2000 to $535,000 at September
30, 2001. This increase is primarily due to increases in expenses related to building and equipment maintenance and repair. Other non-interest expenses increased $123,000, or 11.2%, from $1,097,000 at September 30, 2000 to
$1,220,000 at September 30, 2001. The increase in this area is substantially the same as that for the full nine months which includes increases in director's fees, franchise tax, trust department expense, professional fees and computer expense, with reductions in stationary and supplies, donations and amortization expense.




--------------------------------------------------------------------------------

                               WAYNE BANCORP, INC
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

--------------------------------------------------------------------------------


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

There are several methods employed by the Company to monitor and control interest rate risk. One such method is using a "GAP" analysis. The GAP is defined as the repricing variance between rate sensitive assets and rate sensitive liabilities within certain periods. The repricing can occur due to changes in rates on variable rate products as well as maturities of interest-earning assets and interest-bearing liabilities. A high ratio of interest sensitive liabilities, generally referred to as a negative GAP, tends to benefit net interest income during periods of falling interest rates as the average rate paid on interest-bearing liabilities declines faster than the average rate earned on interest-earning assets. The opposite holds true during periods of rising interest rates. The Company attempts to minimize the interest rate risk through management of the GAP in order to achieve consistent shareholder return. A goal of the Company's Asset and Liability Management Policy is to maintain a fairly neutral GAP position of +10% to -15% in the one-year time period. At September 30, 2001, the Company had a positive GAP position of 4.60% of total assets for a one-year period. Another strategy used by the Company is to originate variable rate loans tied to market indices. Such loans reprice on an annual, quarterly, monthly or daily basis as the underlying market index changes. Currently, approximately 39% of the Company's loan portfolio is written as variable rate. The Company also invests excess funds in liquid federal funds that mature and reprice on a daily basis. The Company also maintains all of its securities in the available-for-sale portfolio to take advantage of interest rate fluctuations and to maintain liquidity for loan funding and deposit withdrawals.

The Company's 2000 annual report provides a table which details information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 2000. The table is based on information and assumptions set forth in the notes. The Company believes the assumptions utilized are reasonable. For loans, securities and liabilities with contractual maturities, the table represents principal cash flows and the weighted-average interest rate. For variable rate loans, the contractual maturity and weighted-average interest rate was used with an explanatory footnote as to repricing periods. For liabilities without contractual maturities such as demand and savings deposit accounts, a decay rate was utilized to match their most likely withdrawal behavior. Although the Company has experienced asset growth of 4.4%, or almost $25.0 million, since December 31, 2000, Management believes that the overall balance sheet composition and product mix accompanied by this growth has not materially changed the ratio of rate sensitive assets to rate sensitive liabilities for the given time horizons.



--------------------------------------------------------------------------------

                               WAYNE BANCORP, INC
                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------


Item 1.    LEGAL PROCEEDINGS
           None.

Item 2.    CHANGES IN SECURITIES
           None.

Item 3.    DEFAULTS UPON SENIOR SECURITIES
           None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           None

Item 5.    OTHER INFORMATION
           None.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K
           None.
















--------------------------------------------------------------------------------

                               WAYNE BANCORP, INC
                                   SIGNATURES

--------------------------------------------------------------------------------

Pursuant to the requirement of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 13, 2001                      \s\ David P. Boyle
       -----------------                      ------------------
                                              David P. Boyle
                                              President and CEO



Date:  November 13, 2001                      \s\ John A. Lende
       -----------------                      -----------------
                                              John A. Lende
                                              Treasurer











--------------------------------------------------------------------------------