Form 10-K405
period 2001-12-31
WAYNE BANCORP INC /OH/
filed 2002-03-25
CIK 788134

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to ________________

Commission File No. 014612

WAYNE BANCORP, INC.
(Exact name of registrant as specified in its charter)

OHIO (State or other jurisdiction of incorporation or organization)	34-1516142 (IRS Employer Identification Number)

112 West Liberty Street PO Box 757 Wooster, Ohio (Address of principal executive offices)	44691 (Zip Code)

Registrant’s telephone number, including area code:                (330) 264-1222
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
YES    X                NO

Indicate by check mark if disclosures of delinquent filers in response to item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendments to this Form 10-K.    [X]

The aggregate market value of voting stock held by non-affiliates of the registrant based on the most recent trade prices of such stock on March 1, 2002:

Common Stock $1.00 stated value	$86,213,236

The number of shares outstanding of the issuer’s classes of common stock as of March 1, 2002:

Common Stock $1.00 stated value	4,647,531

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Shareholders for the year ended December 31, 2001 and portions of the Registrant’s Proxy Statement for the Annual Shareholders Meeting to be held April 25, 2002 are incorporated by reference into Parts I, II and III.

WAYNE BANCORP, INC.
FORM 10-K

	PART I		PAGE

Item 1 Item 2 Item 3 Item 4		Business Properties Legal Proceedings Submission of matters to a vote of security holders	3 21 21 21

PART II

Item 5 Item 6 Item 7 Item 7A. Item 8 Item 9	Market for the Registrant’s common stock and
      related Shareholder matters
Selected Financial Data
Management discussion and analysis of financial
      condition and results of operations
Quantitative and qualitative disclosures about
      market risk
Financial statements and supplementary data
Changes in and disagreements with accountants on
      accounting and financial disclosures
22 22 22 22 22 22

PART III

Item 10 Item 11 Item 12 Item 13		Directors and Executive Officers of the Registrant Executive Compensation Security ownership of certain beneficial owners and management Certain relationships and related transactions	23 23 23 23

PART IV

Item 14		Exhibits, financial statement schedules and reports on Form 8-K Exhibit Index Signatures	24 24 25

PART I

ITEM I. BUSINESS

General Development of Business:
Wayne Bancorp, Inc. is a multi-bank holding company. Its bank subsidiaries, Wayne County National Bank (WCNB) and Chippewa Valley Bank (CVB), conduct general commercial and retail banking business. The Company’s non-bank affiliates MidOhio Data, Incorporated (MID) performs proof operations for WCNB, and Chippewa Valley Title Agency, Inc. (CVT) a wholly- owned subsidiary of WCNB, performs services related to title insurance for the bank subsidiaries. These entities are collectively referred to as the Company. Wayne Bancorp, Inc. was organized in April, 1986.

The Company offers a wide range of commercial and personal banking services primarily to its customers in Wayne, Holmes, Medina and Stark counties in Ohio. These services include a broad range of loan, deposit and trust products, retail investments and other miscellaneous services. Loan products include commercial and commercial real estate loans, a variety of mortgage and construction loan products, installment loans, home equity lines of credit, lines for overdraft protection and lease financing. Deposit products include interest and non-interest bearing checking accounts, various savings accounts, certificates of deposit and IRA’s. The Investment and Trust Services group provides services in the areas of employee benefits and personal trusts. In addition, the Company provides retail investment services, including mutual funds and annuities as well as discount brokerage services. Miscellaneous services include online and telephone banking, safety deposit boxes, night depository, United States Savings Bonds, traveler’s checks, money orders, cashiers checks, bank-by-mail service, money transfers, wire services, utility bill payments collections and notary public services. In addition, the Company has correspondent relationships with major banks in Cleveland, Cincinnati and Chicago pursuant to which the Company received various financial services. The subsidiaries account for substantially all of the Company’s consolidated assets at December 31, 2001.

The Company’s primary lending area comprises the Ohio counties of Wayne, Holmes, Medina and Stark. Loans outside this area are considered for creditworthy applicants. Lending decisions are made in accordance with written loan policies designed to maintain loan quality.

Retail lending products are comprised of overdraft lines, personal lines of credit and installment loans. Overdraft lines of credit are lines attached to checking accounts to cover overdrafts and/or allow customers to write themselves a loan. Credit limits are based on a percentage of gross income and average deposits. Personal lines of credit include lines secured by junior mortgages (home equity) and Private Banking lines which are generally secured by junior mortgages but may be unsecured or secured by other collateral. The lines have a 20 year draw period and may then be renewed or amortized over ten years. Credit limits are determined by comparing three criteria, appraised value, debt service and gross income. Installment loans include both direct and indirect loans. The term can range from 3 to 180 months, depending upon the collateral which includes new and used automobiles, boats and recreational vehicles as well as junior mortgages and unsecured personal loans. Retail lending underwriting guidelines include evaluating the entire credit using the “Five C’s of Credit,” character, capacity, capital, condition and collateral. Credit scoring, analysis of credit bureau ratings and debt to income ratios are the major tools used by the lenders in the underwriting process.

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

Business credit products include commercial loans, commercial real estate loans and leases. Commercial loans include lines and letters of credit, fixed and adjustable rate term loans, demand and time notes. Commercial real estate loans include fixed and adjustable mortgages. Loans are generally to owner occupied businesses. The portfolio also includes loans to churches, rental property, shopping plazas and residential development loans. Loans to businesses often entail greater risk because the primary source of repayment is typically dependent upon adequate cash flow. Cash flow of a business can be subject to adverse conditions in the economy or a specific industry. Should cash flow fail, the lender looks to the assets of the business and/or the ability of the co-makers to support the debt. Commercial lenders consider the “Five C’s of Credit,” character, capacity, capital, condition and collateral in making commercial credit decisions

The Company provides both direct and indirect leasing on a limited basis. The direct leases are for specific equipment and may be open- or closed-end leases. Indirect leases are established by the same methods as an indirect consumer auto loan. Each vehicle is amortized individually over a five year period based on Internal Revenue Code guidelines.

In addition to the underwriting guidelines followed for specific loan types, the Company has underwriting guidelines common to all loan types. With regard to collateral, the Company follows supervisory limits set forth in Regulation H for transactions secured by real estate. Loans in excess of these guidelines are reported to the Board of Directors on a monthly basis. Loans not secured by real estate are analyzed on a loan by loan basis, based on collateral type guidelines as set forth in the loan policy. Appraisal policies follow and comply with provisions outlined under Title XI of the Financial Reform Recovery and Enforcement Act, (FIRREA), whereby all appraisals are done by outside independent appraisers. The Company, as a general rule, obtains an appraisal on all real estate transactions even when not required by Title XI. Approval procedures include authorities approved by the Board of Directors for individual lenders and loan committees. Retail and residential loans are centrally underwritten by their respective departments. Business credits can be approved by the individual commercial lender or taken to the Loan Committee if it exceeds individual approval limits. During 2001, the Board of Directors approved aggregate loan commitments in excess of $500 thousand up to the respective banks legal lending limit. Loans to Director’s and Officers are approved by the Board of Directors.

The Officers Loan Review Committee meets on a monthly basis. The Committee reviews Bank lending trends, the Past Due report, the Watch List and various other reports in order to monitor and maintain credit quality. The Committee also reviews on a relationship basis, customers on the Bank’s Watch List and credits with aggregate commitments in excess of $300 thousand.

Revenues from loans accounted for 72% of consolidated revenues in 2001 and 2000, while in 1999 they were 68%. Revenues from interest and dividends on investment securities, federal funds sold and mortgage-backed securities accounted for 17%, 18% and 22% of consolidated revenues in 2001, 2000 and 1999 respectively.

The business of the Company is not seasonal to any material degree, nor is it dependent upon a single or small group of customers whose loss would result in a material adverse effect on the Company or its subsidiaries.

Regulation and Supervision

General
Wayne Bancorp, Inc. is a corporation organized under the laws of the State of Ohio. This business in which the Company and its subsidiaries are engaged is subject to extensive supervision, regulation and examination by various bank regulatory authorities. The supervision, regulation and examination to which the Company and its subsidiaries are subject are intended primarily for the protection of depositors and the deposit insurance funds that insure the deposits of banks, rather than for the protection of security holders.

Several of the more significant regulatory provisions applicable to banks and bank holding companies to which the Company and its subsidiaries are subject are discussed below, along with certain regulatory matters concerning the Company and its subsidiaries. To the extent that the following information describes statutory provisions. Any change in applicable law or regulation may have a material effect on the business and prospects of the Company and its subsidiaries.

Holding Company Activities
As a bank holding company incorporated and doing business within the State of Ohio, the Company is subject to regulation and supervision under the Bank Holding Act of 1956, as amended (the “Act”). The Company is required to file with the Federal Reserve Board on a quarterly basis information pursuant to the Act. The Federal Reserve Board may conduct examinations or inspections of the Company and its subsidiaries.

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

On November 12, 1999, the Gramm-Leach-Bliley Act (the “GLB Act”) was enacted into law. The GLB Act makes sweeping changes in the financial services in which various types of financial institutions may engage. The Glass-Steagall Act, which had generally prevented banks from affiliation, with securities and insurance firms, was repealed. Pursuant to the GLB Act, a bank holding company may elect to become a new “financial holding company,” provided that all of the depository institution subsidiaries of the bank holding company are “well capitalized” and “well managed” under applicable regulatory standards.

Under the GLB Act, a bank holding company that has elected to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Activities that are “financial in nature” include securities underwriting, dealing and market-making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking, and activities that the Federal Reserve Board has determined to be closely related to banking. No Federal Reserve Board approval is required for the Company to acquire a company, other than a bank holding company, bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. Prior Federal Reserve Board approval is required before the Company may acquire the beneficial ownership or control of more than 5% of the voting shares, or substantially all of the assets, of a bank holding company, bank or savings association. If any subsidiary bank of the company ceases to be “well capitalized” or “well managed” under applicable regulatory standards, the Federal Reserve Board may, among other actions, order the Company to divest the subsidiary bank. Alternatively, the Company may elect to conform its activities to those permissable for a bank holding company that is not also a financial holding company. If any subsidiary bank of the Company receives a rating under the Community Reinvestment Act of 1977 of less than satisfactory, the Company will be prohibited from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations. The Company has not elected to become a financial holding company and has no current intention of making such election.

Affiliate Transactions
Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act, limit borrowings by the Company and its non-bank subsidiaries from its affiliate insured depository institutions, and also limit various other transactions between the Company and its non-bank subsidiaries on the one hand, and its affiliate insured depository institutions on the other. Sections 23A of the Federal Reserve Act also generally requires that an insured depository institution’s loans to its non-bank affiliates be secured and Section 23B of the Federal Reserve Act generally requires that an insured depository institution’s transactions with its non-bank affiliates be on arms-length terms.

Interstate Banking and Branching
Under the Riegle-Neal Interstate Banking and Branching Efficiency Act (“Riegle-Neal”), subject to certain concentration limits and other requirements, bank holding companies such as the Company are permitted to acquire banks and bank holding companies located in any state. Any bank that is a subsidiary of a bank holding company is permitted to receive deposits, renew time deposits, close loans, service loans and receive loan payments as an agent for any other bank subsidiary of that bank holding company. Banks are permitted to acquire branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states and establishing de novo branch offices in other states. The ability of banks to acquire branch offices is contingent, however, on the host state having adopted legislation “opting in” to those provisions of Riegle-Neal. In action, the ability of a bank to merge with a bank located in another state is contingent on the host state not having adopted legislation “opting out” of that provision of Riegle-Neal. The Company may from time to time use Riegle-Neal to acquire banks in additional states and to consolidate its bank subsidiaries.

Control Acquisitions
The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company, unless the Federal Reserve Board has been notified and has not objected to the transaction. Under the rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Company, would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company. In addition, a company is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquiror that is a bank holding company) or more of any class of outstanding voting stock of a bank holding company, or otherwise obtaining control or a “controlling influence” over that bank holding company.

Liability for Banking Subsidiaries
Under the current Federal Reserve Board policy, a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to maintain resources adequate to support each subsidiary bank. This support may be required at times when the bank holding company may not have the resources to provide it. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a U.S. federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to priority of payment. Any depository institution insured by the FDIC can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC in connection with (1) the “default” of a commonly controlled FDIC-insured depository institution; or (2) any assistance provided by the FDIC to both a commonly controlled FDIC-insured depository institution “in danger of default.” All of the Company’s subsidiary banks are FDIC-insured depository institutions. If a default occurred with respect to a bank, any capital loans to the bank from its parent holding company would be subordinate in right of payment to payment of the bank’s depositors and certain of its other obligations.

Regulatory capital Requirements
The Company is required by the various regulatory authorities to maintain certain capital levels. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses. The required capital levels and the Company’s capital position at December 31, 2001 are summarized in the table included in Note 15 to the financial statements.

FDICIA
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions-well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized-and requires U.S. federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank’s compliance with the plan up to the lesser of 5% of the bank’s or thrift’s assets at the time it became undercapitalized and the amount needed to comply with the plan. As of December 31, 2001, each of the Company’s banking subsidiaries was well capitalized based on the prompt corrective action guidelines.

Dividend Restrictions
The ability of the Company to obtain funds for the payment of dividends and for other cash requirements will be largely dependent on the amount of dividends which may be declared by its banking subsidiaries. Various U.S. federal and state statutory provisions limit the amount of dividends the Company’s banking subsidiaries can pay to the Company without regulatory approval. Dividend payments by national banks are limited to the lesser of (1) the level of undivided profits; (2) the amount in excess of which the bank ceases to be at least adequately capitalized; and (3) absent regulatory approval, an amount not in excess of net income for the current year combined with retained net income for the preceding two years. Ohio chartered, member banks may not declare a dividend without the approval of both the Ohio Division of Financial Institutions and the Federal Reserve if the total of dividends declared by such bank in a calendar year exceeds the total of its net income for that year, combined with its retained net income from the preceding two years.

In addition, U.S. federal bank regulatory authorities have authority to prohibit the Company’s banking subsidiaries from engaging in an unsafe or unsound practice in conducting their business. The payment of dividends, depending upon the financial condition of the bank in question, could be deemed to constitute an unsafe or unsound practice. The ability of the Company’s banking subsidiaries to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines.

Deposit Insurance Assessments
The deposits of the Company’s banking subsidiaries are insured up to regulatory limits by the FDIC, and, accordingly, are subject to deposit insurance assessments to maintain the Bank Insurance Fund (the “BIF”) and/or the Savings Association Insurance Fund (the “SAIF”) administered by the FDIC.

Depositor Preference Statute
In the “liquidation or other resolution” of an institution by any receiver, U.S. federal legislation provides that deposits and certain claims for administrative expenses and employee compensation against the insured depository institution would be afforded a priority over general unsecured claims against that institution, including federal funds and letters of credit.

Government Monetary Policy
The earnings of the Company are affected primarily by general economic conditions, and to a lesser extent by the fiscal and monetary policies of the federal government and its agencies, particularly the Federal Reserve. Its policies influence, to some degree, the volume of bank loans and deposits, and interest rates charged and paid thereon, and thus have an effect on the earnings of the Company’s subsidiary banks.

Additional Regulation
The Bank is also subject to federal regulation as to such matters as required reserves, limitation as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuance or retirement of their own securities, limitations upon the payment of dividends and other aspects of banking operations. In addition, the activities and operations of the Bank are subject to a number of additional detailed, complex and sometimes overlapping laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-in-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Truth in Savings Act, the Community Reinvestment Act, anti-redlining legislation and antitrust laws.

Future Legislation
Changes to the laws and regulations in the states and countries where the Company and its subsidiaries do business can affect the operating environment of bank holding companies and their subsidiaries in substantial and unpredictable ways. The Company cannot accurately predict whether those changes in laws and regulations will occur, and, if those changes occur, the ultimate effect they would have upon the financial condition or results of operations of the Company or any of its subsidiaries.

Competition
The banking and financial services industry in the Company’s market is highly competitive. The Company’s market area encompasses Wayne, Holmes, Medina and Stark Counties in Ohio. The bank subsidiaries compete for loans and deposits with other commercial banks, savings and loans, finance companies, mortgage brokers and credit unions. The primary competitive factor is interest rates charged on loans and paid for deposits as well as fees charged for various other products and service.

Employees
As of December 31, 2001, the Company had 221 full time employees and 49 part time employees. The Company is not a party to any collective bargaining agreement and management considers its relationship with their employees to be good.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
WAYNE BANCORP, INC.

		December 31, 2001
	Average
	Daily		Yield/
(in thousands of dollars)	Balance	Interest	Rate

ASSETS

Interest Earning Assets:

Loans (including fees)(1)	$398,071	$33,127	8.32%

Securities:(2) Taxable	100,299	5,814	5.80%

Tax-exempt(3)	38,097	2,791	7.33%

Federal funds sold	7,778	312	4.01%

TOTAL EARNING ASSETS	544,245	42,044	7.73%

Non-earning Assets:

Cash and due from banks	20,213

Premises and equipment (net)	9,372

Other assets	7,547

Less allowance for loan losses	(5,410)

TOTAL ASSETS	$575,967

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest Bearing Liabilities:

NOW and money market accounts	$140,340	$3,793	2.70%

Savings	80,061	1,983	2.48%

Time deposits	183,838	9,444	5.14%

Short term and other borrowed funds	37,735	1,451	3.85%

TOTAL INTEREST BEARING LIABILITIES	441,974	16,671	3.77%

Non-Interest Bearing Liabilities:

Demand deposits	69,229

Other liabilities	3,480

TOTAL LIABILITIES	514,683

Shareholders’ Equity	61,284

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$575,967

NET INTEREST INCOME		$25,373

NET INTEREST SPREAD			3.96%

NET INTEREST MARGIN			4.66%

(1) (2) (3)	Nonaccrual loans are included in the average loan balance.
Average balance includes unrealized gains and losses while yield is based on amortized cost.
Interest income on tax exempt securities includes a taxable equivalent adjustment using a 34% tax rate.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
WAYNE BANCORP, INC.

	December 31, 2000
	Average
	Daily		Yield/
(in thousands of dollars)	Balance	Interest	Rate

ASSETS

Interest Earning Assets:

Loans (including fees)(1)	$377,942	$33,069	8.75%

Securities:(2) Taxable	104,620	6,368	6.09%

Tax-exempt(3)	34,776	2,680	7.71%

Federal funds sold	4,395	297	6.76%

TOTAL EARNING ASSETS	521,733	42,414	8.13%

Non-earning Assets:

Cash and due from banks	19,570

Premises and equipment (net)	9,053

Other assets	9,117

Less allowance for loan losses	(5,264)

TOTAL ASSETS	$554,209

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest Bearing Liabilities:

NOW and money market accounts	$130,049	$4,893	3.76%

Savings	79,708	2,161	2.71%

Time deposits	184,911	10,081	5.45%

Short term and other borrowed funds	33,339	1,875	5.62%

TOTAL INTEREST BEARING LIABILITIES	428,007	19,010	4.44%

Non-Interest Bearing Liabilities:

Demand deposits	66,994

Other liabilities	3,371

TOTAL LIABILITIES	498,372

Shareholders’ Equity	55,837

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$554,209

NET INTEREST INCOME		$23,404

NET INTEREST SPREAD			3.69%

NET INTEREST MARGIN			4.49%

(1) (2) (3)	Nonaccrual loans are included in the average loan balance.
Average balance includes unrealized gains and losses while yield is based on amortized cost.
Interest income on tax exempt securities includes a taxable equivalent adjustment using a 34% tax rate.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY
INTEREST RATES AND INTEREST DIFFERENTIAL
WAYNE BANCORP, INC.

		December 31, 1999
	Average
	Daily		Yield/
(in thousands of dollars)	Balance	Interest	Rate

ASSETS

Interest Earning Assets:

Loans (including fees)(1)	$339,926	$28,650	8.43%

Securities:(2) Taxable	122,776	7,135	5.84%

Tax-exempt(3)	32,569	2,515	7.72%

Federal funds sold	7,197	385	5.35%

TOTAL EARNING ASSETS	502,468	38,685	7.70%

Non-earning Assets:

Cash and due from banks	20,293

Premises and equipment (net)	8,675

Other assets	7,878

Less allowance for loan losses	(5,197)

TOTAL ASSETS	$534,117

LIABILITIES AND SHAREHOLDERS’ EQUITY

Interest Bearing Liabilities:

NOW and money market accounts	$117,418	$3,432	2.92%

Savings	84,499	2,245	2.66%

Time deposits	175,031	8,871	5.07%

Short term and other borrowed funds	28,774	1,498	5.21%

TOTAL INTEREST BEARING LIABILITIES	405,722	16,046	3.95%

Non-Interest Bearing Liabilities:

Demand deposits	65,214

Other liabilities	8,790

TOTAL LIABILITIES	479,726

Shareholders’ Equity	54,391

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$534,117

NET INTEREST INCOME		$22,639

NET INTEREST SPREAD			3.75%

NET INTEREST MARGIN			4.51%

(1) (2) (3)	Nonaccrual loans are included in the average loan balance.
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

	2001 vs 2000				2000 vs 1999

		Increase (Decrease)(1)			Increase (Decrease)(1)
	Volume	Rate	Net	Volume	Rate	Net
(in thousands of dollars)
Interest Income:

Loans	$1,716	($1,658)	$58	$3,295	$1,124	$4,419

Securities:

Taxable	(257)	(297)	(554)	(1,060)	293	(767)

Non-taxable (2)	248	(137)	111	170	(5)	165

Federal funds sold	168	(153)	15	(173)	85	(88)

Total Interest Income	1,875	(2,245)	(370)	2,232	1,497	3,729

Interest Expense:

Transaction accounts	363	(1,463)	(1,100)	398	1,063	1,461

Savings	10	(188)	(178)	(129)	45	(84)

Time deposits	(58)	(579)	(637)	517	693	1,210

Short term and other borrowed funds	224	(648)	(424)	250	127	377

Total Interest Expense	539	(2,878)	(2,339)	1,036	1,928	2,964

Net Interest Income	$1,336	$633	$1,969	$1,196	($431)	$765

(1)  For purposes of the above table, changes in interest due to volume and rate were determined as follows:
Volume variance — Change in volume multiplied by the prior year’s rate.
Rate Variance — Change in rate multiplied by the prior year’s balance.
Rate/Volume Variance — Change in volume multiplied by change in rate.

The rate/volume variance was allocated to the volume variance and rate variance in proportion to the relationship of the absolute dollar amount of change in each.

(2)  Interest income on tax exempt securities includes the effects of taxable equivalent adjustments using a 34% tax rate for each year.

INVESTMENT PORTFOLIO
WAYNE BANCORP, INC.

The following table sets forth the year-end carrying value of securities available-for-sale for the last three years: (in thousands of dollars)

	2001	2000	1999

By type:

U.S. Treasury and other U.S. Government Agency Obligations	$62,874	$51,964	$67,836

Mortgage-backed securities	12,207	9,387	12,962

States and political subdivisions	56,031	39,732	37,694

Other	33,986	37,266	31,526

Total	$165,098	$138,349	$150,018

There were no securities held-to-maturity during the last three years.

The following table sets forth the maturity distribution and yields on securities available- for-sale at December 31, 2001 (in thousands of dollars):

	One Year or Less		One to Five Years
	Carrying		Carrying
	Value	Yield	Value	Yield

U.S. Treasury and other U.S Government Agency Obligations	$18,068	5.71%	$38,689	4.43%

Mortgage-backed securities	57	6.43%	1,174	6.47%

States and political subdivisions	8,919	4.97%	27,578	4.37%

Other	4,627	5.89%	26,368	5.49%

	$31,671	5.53%	$93,809	4.74%

	Five to Ten Years		Over Ten Years
	Carrying		Carrying
	Value	Yield	Value	Yield

U.S. Treasury and other U.S Government Agency Obligations	$6,117	3.21%	$0	0.00%

Mortgage-backed securities	5,863	5.94%	5,113	5.46%

States and political subdivisions	14,754	4.62%	4,780	4.10%

Other	0	0.00%	2,991	5.57%

	$26,734	4.59%	$12,884	4.98%

Note:	Yield represents the weighted average yield to maturity. Yield on states and political subdivisions are not calculated on a tax equivalent basis. Mortgage-backed obligations are distributed based on contractual maturity.

Excluding those holdings of the securities portfolio in U.S. Treasury securities and other agencies and corporations of the U.S. Government, there were no securities of any one issuer which exceeded 10% of consolidated shareholders’ equity at December 31, 2001.

LOAN PORTFOLIO
WAYNE BANCORP, INC.

The Company’s commercial loans are extended primarily to local businesses. The Company also extends credit to customers through installment loans, vehicle and equipment leases and revolving credit arrangements. The remaining portfolio consists primarily of residential mortgage loans (1-4 family dwellings) and mortgage loans on commercial property. The following table sets forth the composition of the loan portfolio for the last five years.

(in thousands of dollars)	2001	2000	1999	1998	1997

Real estate — mortgage	$117,654	$143,032	$160,021	$144,150	$137,065

Real estate — construction	2,612	6,352	4,575	3,642	5,459

Installment & credit card	44,544	52,819	48,411	48,684	52,940

Commercial & industrial	222,131	171,389	141,929	125,862	126,539

Lease financing	1,175	1,869	2,549	3,299	3,880

Other Loans	201	227	107	104	191

Gross loans	388,317	375,688	357,592	325,741	326,074

Less: Net deferred loan fees	(672)	(622)	(792)	(1,078)	(1,241)

Unearned income on leases	(161)	(226)	(297)	(464)	(563)

Total loans	$387,484	$374,840	$356,503	$324,199	$324,270

The maturity distribution of the loan portfolio is a key factor in evaluating the risk characteristics of the loan portfolio and the future profitability of the portfolio. The maturity distribution and interest rate sensitivity of the loan portfolio and other balance sheet items at year end 2001 is included on page 28 of the 2001 Annual Report to Shareholders, and is incorporated herein by reference.

The maturity distribution and interest rate sensitivity of commercial and industrial loans at December 31, 2001 are as follows (in thousands of dollars):

		Maturity (1)

	Within	1 to 5	After 5
	1 Year	Years	Years	Total

Commercial and industrial	$88,352	$77,023	$42,657	$208,032

Commercial real estate	8,060	4,918	1,121	14,099

Real estate — construction	2,612	0	0	2,612

Total	$99,024	$81,941	$43,778	$224,743

Fixed rate loans	$20,755	$59,511	$18,310	$98,576

Variable rate loans	78,269	22,430	25,468	126,167

Total	$99,024	$81,941	$43,778	$224,743

(1) Based on scheduled principal repayments

The following table summarizes past due, non-accrual and restructured loans:

(in thousands of dollars)	2001	2000	1999	1998	1997

Accruing loans past due 90 days or more as to principle or interest	$217	$226	$182	$288	$285

Non-accrual loans	800	0	0	0	205

Restructured loans	0	0	0	271	0

	$1,017	$226	$182	$559	$490

The policy for placing loans on non-accrual status is to stop the accrual of interest when it is likely that the collection of interest is deemed doubtful, or when loans are past due as to principle or interest 90 days or more. In certain cases, interest accruals are continued on loans 90 days past due if they are deemed to be adequately secured and in the process of collection.

Impaired loans are comprised of commercial and commercial real estate loans, and are carried at the present value of expected future cash flows, discounted at the loan’s effective interest rate or at a fair value of collateral, if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans, when such impaired loans are identified.

Smaller balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage and construction loans secured by 1-4 family properties, consumer and home equity loans. Such loans are included in non-accrual and past due disclosures above, but not in impaired loan totals. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. In addition, loans held-for-sale, if any, and leases are excluded from consideration of impairment. When analysis of borrower operating results and financial condition indicates that the borrower’s underlying cash flows are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Impaired loans, or portions thereof, are charged-off when deemed uncollectible.

As of December 31, 2001, Management has identified, and classified, $1.3 million of loans as impaired. These loans consist of one on non-accrual of $800 thousand, while the second loan of $450 thousand is classified as doubtful. Management continues to monitor these loans closely and has allocated $452 thousand of the allowance for loan loss reserves to these loans, which corresponds to the unsecured portion. When reviewing the adequacy of the allowance for loan loss reserves on page 15 of this report, these balances are included in commercial and industrial loans.

In all years presented, there were no material amount of loans excluded from the amounts disclosed as non-accrual, past due 90 days or more, restructured, or potential problem loans, which may have been classified by the regulatory examiners as loss, doubtful or substandard.

There were no foreign loans outstanding at December 31, 2001, 2000 or 1999.

As of December 31, 2001, there were no concentrations of credit greater than 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Guide 3, Item III. A.

As of December 31, 2001, there are no other interest bearing assets that would require disclosure under Guide 3, Item III. C. 1. or C. 2., if such assets were loans.

SUMMARY OF LOAN LOSS EXPERIENCE
WAYNE BANCORP, INC.

In the normal course of business, the Company assumes risk by extending credit. The Company manages this risk through its lending policy, loan review procedures and personal contact with the borrower.

In determining the adequacy of the allowance for loan losses, management evaluates past loan loss experience, present economic conditions and the credit-worthiness of its borrowers. The allowance for loan losses is increased by provisions charged to operations and recoveries of loans previously charged off. The allowance is reduced by loans charged-off when they are deemed uncollectible by the bank’s Management. The following table contains information relative to the allowance for loan losses for the last five years ending December 31:

(in thousands of dollars)	2001	2000	1999	1998	1997

Allowance for loan losses at the beginning of the year	$5,343	$5,197	$4,916	$4,923	$4,274

Loans charged off:

Real estate	0	0	0	23	236

Installment & credit card	372	179	259	260	264

Lease financing	0	0	0	4	10

Commercial & industrial	49	55	2	196	41

Total Loans Charged Off	421	234	261	483	551

Recoveries on loans charged off:

Real estate	0	0	0	1	0

Installment & credit card	190	131	144	205	187

Lease financing	0	0	5	3	7

Commercial & industrial	8	33	213	27	100

Total recoveries	198	164	362	236	294

Net loans charged off	223	70	(101)	247	257

Provision for loan losses	701	216	180	240	906

Allowance for loan losses at the end of the year	$5,821	$5,343	$5,197	$4,916	$4,923

Ratio of net charge-offs (recoveries) to average loans	0.06%	0.02%	(0.03)%	0.08%	0.08%

Allowance for loan losses to gross loans	1.50%	1.43%	1.46%	1.51%	1.52%

The following table shows a year-end breakdown of the allowance for loan losses allocated by loan category. While management’s periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific identified problem loans, the entire allowance is available for any loan charge-offs that occur.

(in thousands of dollars)	2001	2000	1999	1998	1997

Real estate	$38	$382	$356	$253	$246

Installment & credit card	199	367	181	111	116

Commercial & industrial	3,323	2,338	2,220	1,796	1,903

Other loans	10	24	9	13	1

Unallocated	2,251	2,232	2,431	2,743	2,657

	$5,821	$5,343	$5,197	$4,916	$4,923

Percent of loans in each category to gross loans.

	2001	2000	1999	1998	1997

Real estate — mortgage	30%	38%	45%	44%	42%

Real estate — construction	1%	2%	1%	1%	2%

Installment & credit card	12%	14%	14%	15%	16%

Commercial & industrial	57%	46%	40%	39%	39%

Lease financing	0%	0%	0%	1%	1%

Other loans	0%	0%	0%	0%	0%

	100%	100%	100%	100%	100%

Management’s allocation of the allowance for loan losses is based on several factors. First, consideration is given to the current portfolio. Management has an internal loan review function that is designed to identify problem and impaired loans and the losses that may be expected if the borrower is unable to continue servicing the debt. Management will use the amount of loss that is expected on those loans. The second step is to review the prior charge-off history of each category of loan. In this step, management will review the prior five year average charge-offs and compare that to the expected loss identified in the first step and will adjust the allocation accordingly. The third step is to review any loans that have been classified by the regulatory examiners and allocate the specific loss portion that is determined by the examiners.

At December 31, 2001 the ratio of the reserve for loan losses to total net loans was 1.50%, and the ratio of loans 30 days or more past due and still accruing as a percentage of total net loans was .82%. Based on these ratios, management believes the current allowance for loan losses is adequate to absorb probable incurred credit losses.

DEPOSITS
WAYNE BANCORP, INC.

The following tables present the average deposit amounts and the rates paid on those deposits for the last three years (in thousands of dollars).

	Year End December 31,
	2001	2000	1999

Amount:

Non-interest bearing demand	$69,229	$66,994	$65,214

NOW and money market accounts	140,340	130,049	117,418

Savings	80,061	79,708	84,499

Time deposits	183,838	184,911	175,031

	$473,468	$461,662	$442,162

	Year End December 31,
	2001	2000	1999

Average rate for the year:

Non-interest bearing demand	0%	0%	0%

Interest bearing demand	2.70%	3.76%	2.92%

Savings	2.48%	2.71%	2.66%

Time deposits	5.14%	5.45%	5.07%

The maturity distribution of certificates of deposit of $100,000 or more at December 31, 2001, are as follows (in thousands of dollars):

Three months or less	$8,447

Over three months through six months	7,772

Over six months through twelve months	12,322

Over twelve months	17,605

Total	$46,146

RETURN ON EQUITY AND ASSETS
WAYNE BANCORP, INC.

The following table sets forth operating and capital ratios of the Company calculated on average daily balances:

	Year End December 31,
	2001	2000	1999

Return on average assets	1.50%	1.47%	1.47%

Return on average equity	14.10%	14.55%	14.44%

Dividend payout ratio	35.29%	36.21%	35.58%

Average equity to average asset ratio	10.64%	10.08%	10.18%

SHORT-TERM BORROWINGS
WAYNE BANCORP, INC.

The following table represents information on federal funds purchased and securities sold under agreements to repurchase for the last three years: (in thousands of dollars)

	Year End December 31,
	2001	2000	1999

Amount outstanding at year end	$33,635	$30,540	$24,480

Weighted average interest rate	1.53%	5.42%	4.56%

Maximum outstanding at any month-end	33,635	34,446	40,202

Average outstanding during the year	29,959	28,306	29,120

Weighted average rate during the year	3.37%	5.30%	4.19%

The Company enters into sales of securities under agreements to repurchase for periods up to 29 days, which are treated as financing and reflected in the consolidated balance sheet as a liability. The Company has borrowing lines of credit, “federal funds purchased,” extended by correspondent banks. At December 31, 2001 the Company had $31.0 million of available credit, of which none was used.

The Company also obtains funding from the Federal Home Loan Bank (FHLB) of Cincinnati. The FHLB borrowings consist of fixed rate notes, and are secured by a blanket pledge of the Company’s 1-4 family residential real estate loan portfolio and FHLB stock. Principal balances on these borrowings were $6.8 million and $4.5 million at December 31, 2001 and 2000, and the weighted-average interest rate on these borrowings was 5.01% and 6.77% respectively.

ITEM 2. PROPERTIES

The principal offices of the Company, WCNB and MID are located at 112 West Liberty Street, Wooster, Ohio, while the principal office of CVB is located at 20 South Main Street, Rittman, Ohio. At December 31, 2001, the Company owned 18 of its 22 facilities and leased the remaining four, all of which are located in the State of Ohio. The Company operates 15 offices in Wayne County, three in Medina County, two in Stark County and two in Holmes, County. Management believes the properties described above are in good operating condition for the purpose for which it is used. The properties are unencumbered by any mortgage security interest, and are in Management’s opinion, adequately secured.

ITEM 3. LEGAL PROCEEDINGS

There is no pending litigation of a material nature in which the Company is involved and no such legal proceedings were terminated during 2001. Furthermore, there are no material proceedings in which any director, officer or affiliate of the Company, or any associate of such director or officer, is a party, or has a material interest, adverse to the Company. As a part of its ordinary course of business, the Company may be a party to lawsuits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts and involving the collection of past due accounts. All such litigation is incidental to the Company’s business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 2001, there were no matters submitted to a vote of security holders.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED
SHAREHOLDER MATTERS

Reference is made to the section entitled “Dividend and Market Price Data” on Page 1 of the 2001 Annual Report to Shareholders for information pertaining to the principal market for the Registrant’s Common Stock, market prices, number of shareholders and dividends, which is incorporated herein by reference. Reference is made to Note 15, “Regulatory Matters” on page 17 of the 2001 Annual Report to Shareholders for information concerning dividend restrictions, which is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

Reference is made to the table entitled “Five Year Financial Summary” on page 2 of the 2001 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Reference is made to the section entitled “Management Discussion and Analysis” on pages 20 through 29 of the 2001 Annual Report to Shareholders which is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the section entitled “Asset and Liability Management” on page 27 of the 2001 Annual Report to Shareholders which is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and the Report of Independent Auditors are included on pages 5 through 19 of the 2001 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES

No changes in or disagreements with the independent accountants regarding accounting and financial disclosures have occurred.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made on pages 4 and 5 of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2002 for information as to the directors and nominees for directorships of the Registrant, including other directorships held by such director, or persons nominated to become a director, of the Registrant and executive officers of the Registrant which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Reference is made on page 9 of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2002 for information regarding compensation paid in excess of $100,000 to executive officers of the Registrant and to the Registrant’s Proxy Statement with respect to Salaried Employees Profit Sharing Plan, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

Reference is made on page 6 of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2002 for information regarding beneficial ownership of the Company’s stock which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made on page 15 of the Registrant’s Proxy Statement which is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1) and (2) Financial Statements and Schedules

The following financial statements and reports of Independent Auditors appear on pages 5 through 19 of the Company’s 2001 Annual Report to Shareholders which financial statements are incorporated herein by reference and attached hereto:

Report of Crowe, Chizek and Company LLP, Independent Auditors

Consolidated Balance Sheets, December 31, 2001 and 2000

Consolidated Statements of Income and Comprehensive Income, Years Ended December 31, 2001, 2000, and 1999

Consolidated Statements of Cash Flows, Years Ended December 31, 2001, 2000, and 1999

Consolidated Statements of Shareholders’ Equity, Years Ended December 31, 2001, 2000, and 1999

Notes to Consolidated Financial Statements

Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)  Listing of Exhibits

Exhibit
Number

3(a)	Amended Articles of Incorporation of Wayne Bancorp, Inc., were filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 and are incorporated herein by reference.

3(b)	Wayne Bancorp, Inc., Amended Code of Regulations (Bylaws) were filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1992 and is incorporated herein by reference.

4	The rights of security holders are contained in the Company’s Articles of Incorporation and Code of Regulations. Please see exhibits 3(a) and 3(b)

9(a)	Trust Division Policy — voting own Bank stock was filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1987 and is incorporated herein by reference.

9(b)	Trust Division Policy — proxy voting policy was filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1987 and is incorporated herein by reference.

10	Wayne County National Bank Salaried Employee Profit Sharing Trust was filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1986 and is incorporated herein by reference.

10(a)	Salaried Employee Profit Sharing Plan Amended effective January 1, 1987 was filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1987 and is incorporated herein by reference.

10(b)	Employee Stock Ownership Plan effective on January 1, 1987 was filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 1987 and is incorporated herein by reference.

10(c)	Change in Control Agreements were filed with the Company’s Form 10-Q dated September 30, 1998 and are incorporated herein by reference.

10(d)	The 1999 Incentive Stock Option Plan as recommended by the Board of Directors is filed with the Company’s, 1998, Notice of Annual Shareholders’ Meeting and is incorporated herein by reference.

13	Annual Report to Shareholders for the year ended December 31, 2001.

21	Subsidiaries of the Registrant

99	Notice of Annual Shareholders’ Meeting

(b)  Reports on Form 8-K
The Company did not have any Form 8-K filings during the year ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wayne Bancorp, Inc.

Date:	March 20, 2002	By: /s/ Jimmy D. Vaughn

Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the Capacities and on dates as indicated.

Signature	Capacity with Registrant	Date

/s/ James O. Basford		March 20, 2002

James O. Basford	Director

/s/ David P. Boyle		March 20, 2002

David P. Boyle, CPA	Director, President and Chief Executive Officer of the Company

/s/ Gwenn E. Bull		March 20, 2002

Gwenn E. Bull	Director

/s/ David L. Christopher		March 20, 2002

David L. Christopher	Director, Chairman of the Board,

/s/ Dennis B. Donahue		March 20, 2002

Dennis B. Donahue	Director

/s/ B. Diane Gordon		March 20, 2002

B. Diane Gordon	Director

/s/ John C. Johnston III		March 20, 2002

John C. Johnston, III	Director

/s/ Stephen L. Shapiro		March 20, 2002

Stephen L. Shapiro	Director

/s/ Jeffrey E. Smith		March 20, 2002

Jeffrey E. Smith	Director

/s/ Philip S. Swope		March 20, 2002

Philip S. Swope	Director, Vice Chairman of the Board

/s/ David E. Taylor		March 20, 2002

David E. Taylor	Director

/s/ Bala Venkataraman		March 20, 2002

Bala Venkataraman	Director