Form 10-Q
period 2002-03-31
WAYNE BANCORP INC /OH/
filed 2002-05-15
CIK 788134

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

 (Mark One)

    [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

    [ ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                             OF THE EXCHANGE ACT

For the transition period from __________ to ____________.


Commission File Number           014612
                             ----------

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

Yes [X]     No [ ]

As of April 30, 2002, the latest practicable date, 4,625,426 shares of the issuer's common shares, $1.00 stated value per share, were issued and outstanding.

                               WAYNE BANCORP, INC

                                      INDEX

                                    FORM 10-Q
                      For the Quarter Ended March 31, 2002

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

  Item 1.     Condensed Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets.........................  3

              Condensed Consolidated Statements of Income
                and Comprehensive Income....................................  4

              Condensed Consolidated Statements of Cash Flows ..............  5

              Notes to Condensed Consolidated Financial Statements .........  6

  Item 2.     Management's discussion and analysis of financial
                condition and results of operations......................... 10

  Item 3.     Quantitative and Qualitative Disclosures about
                Market Risk................................................. 14

Part II - Other Information................................................. 15

SIGNATURES ................................................................. 16

                               WAYNE BANCORP, INC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------


Item 1.  FINANCIAL STATEMENTS

                                                             March 31,     December 31,
                                                               2002            2001
                                                               ----            ----
                                                                 (In thousands)
ASSETS
Cash and due from banks                                    $    20,121    $    28,738
Federal funds sold                                               8,865          3,975
                                                           -----------    -----------
         Total cash and cash equivalents                        28,986         32,713
Securities available-for-sale                                  174,927        165,098
Loans held-for-sale                                              6,064         11,881
Loans                                                          378,681        387,484
     Allowance for loans                                        (5,874)        (5,821)
                                                           ------------   ------------
     Net loans                                                 372,807        381,663
Premises and equipment                                          10,189          9,813
Accrued interest receivable and other assets                     7,693          7,554
                                                           ------------   ------------

         Total assets                                      $   600,666    $   608,722
                                                           ============   ============

LIABILITIES
Deposits
     Interest bearing                                      $   429,570    $   429,253
     Non-interest bearing                                       68,276         72,323
                                                           ------------   ------------
         Total deposits                                        497,846        501,576
Short-term borrowings                                           28,711         33,635
Federal Home Loan Bank advances and other borrowed funds         6,872          6,896
ESOP loan                                                        1,671          1,800
Other liabilities                                                3,141          3,014
                                                           ------------   ------------
         Total liabilities                                     538,241        546,921

SHAREHOLDERS' EQUITY
Common stock, stated value $1.00                                 4,917          4,917
     Shares authorized - 12,000,000 in 2002 and 2001
     Shares issued - 4,917,218 in 2002 and 2001
     Shares outstanding - 4,651,736 in 2002
      and  4,657,531 in 2001
Paid-in capital                                                 13,148         13,148
Retained earnings                                               52,199         50,748
Unearned ESOP shares                                            (1,607)        (1,651)
Treasury stock, at cost                                         (7,653)        (7,547)
Accumulated other comprehensive income                           1,421          2,186
                                                           ------------   ------------
         Total shareholders' equity                             62,425         61,801
                                                           ------------   ------------

     Total liabilities and shareholders' equity            $   600,666    $   608,722
                                                           ============   ============



--------------------------------------------------------------------------------

            See notes to condensed consolidated financial statements

                               WAYNE BANCORP, INC
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                              Three Months Ended
                                                                  March 31,
                                                             2002            2001
                                                             ----            ----
                                                                (In thousands)
INTEREST INCOME
    Interest and fees on loans                            $     7,314    $     8,265
    Taxable securities                                          1,586          1,563
    Non-taxable securities                                        478            423
Other interest income                                              39            137
                                                          -----------    -----------
       Total interest income                                    9,417         10,388
                                                          -----------    -----------

INTEREST EXPENSE
    Interest on deposits                                        2,995          4,227
    Interest on federal funds purchased and
      repurchase agreements                                        95            362
    Interest on Federal Home Loan Bank
      advances and other borrowed funds                           118             67
                                                          -----------    -----------
       Total interest expense                                   3,208          4,656
                                                          -----------    -----------

NET INTEREST INCOME                                             6,209          5,732
Provision for loan losses                                         150             69
                                                          -----------    -----------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                                   6,059          5,663

Other income
    Service charges and fees on deposit accounts                  500            477
    Income from fiduciary activities                              360            360
    Net loss on sale of securities                                 (1)
    Other non-interest income                                     371            141
                                                          -----------    -----------
       Total other income                                       1,230            978
                                                          -----------    -----------

Other expenses
    Salaries and employee benefits                              2,312          2,245
    Occupancy and equipment                                       502            502
    Other operating expenses                                    1,227          1,168
                                                          -----------    -----------
       Total other expenses                                     4,041          3,915
                                                          -----------    -----------

INCOME BEFORE INCOME TAXES                                      3,248          2,726
Income tax expense                                                956            804
                                                          -----------    -----------

NET INCOME                                                      2,292          1,922
Other Comprehensive Income, (loss)                               (765)           990
                                                          ------------     ---------

COMPREHENSIVE INCOME                                      $     1,527    $     2,912
                                                          ===========    ===========

Earnings per common share - basic                         $      0.50    $      0.40
                                                          ===========    ===========
Earnings per common share - diluted                       $      0.50    $      0.40
                                                          ===========    ===========
Dividends per share                                       $      0.18    $      0.16
                                                          ===========    ===========




--------------------------------------------------------------------------------

            See notes to condensed consolidated financial statements

                               WAYNE BANCORP, INC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                        Three Months Ended
                                                                              March 31,
                                                                         2002          2001
                                                                         ----          ----
                                                                           (In thousands)

Net cash from operating activities                                        9,203         2,677

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available-for-sale
         Purchases                                                      (31,076)      (13,952)
         Proceeds from maturities and repayments                         19,278        16,983
         Proceeds from sales                                                533
     Net change in loans                                                  8,706       (10,011)
     Purchase of premises and equipment                                    (683)         (176)
     Proceeds from sale of premises                                          67
                                                                     ----------    ----------
         Net cash from investing activities                              (3,175)       (7,156)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                              (3,730)          467
     Net change in short-term borrowings                                 (4,924)         (619)
     Repayment of Federal Home Loan Bank advances                           (21)       (1,770)
     Repayment of ESOP loan and other borrowed funds                       (133)         (204)
     Cash dividends paid                                                   (721)         (678)
     Treasury stock purchased                                              (226)          (98)
                                                                     -----------   -----------
         Net cash from financing activities                              (9,755)       (2,902)
                                                                     -----------   -----------

Net change in cash and cash equivalents                                  (3,727)       (7,381)

Cash and cash equivalents at beginning of period                         32,713        43,844
                                                                 --------------    ----------

Cash and cash equivalents at end of period                       $       28,986    $   36,463
                                                                 ==============    ==========



--------------------------------------------------------------------------------

            See notes to condensed consolidated financial statements

                               WAYNE BANCORP, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of Management, are necessary to present fairly the financial position of Wayne Bancorp, Inc. (the "Company") at March 31, 2002, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the financial statements, and notes thereto, of the Company for the year ended December 31, 2001, included in its 2001 annual report. Refer to the accounting policies of the Company described in the notes to the financial statements contained in the Company's 2001 annual report. The Company has consistently followed these policies in preparing this Form 10-Q.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries Wayne County National Bank (Wayne), Chippewa Valley Bank (Chippewa), and MidOhio Data, Inc. (MID). The financial statements of Wayne include the accounts of its wholly-owned subsidiary, Chippewa Valley Title Agency, Inc. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Income tax expense is based on the effective tax rate expected to be applicable for the entire year. Income tax expense is the sum of current-year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are expected future tax amounts for the temporary differences between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

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

A new accounting standard dealing with asset retirement obligations will apply for 2003. The Company does not believe this standard will have a material affect on its financial condition or results of operations.

Effective January 1, 2002, the Company adopted a new accounting standard issued by the Financial Accounting Standards Board on impairment and disposal of long-lived assets. The effect of this standard on the financial position and results of operations of the Company was not material.



--------------------------------------------------------------------------------

                               WAYNE BANCORP, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES

During the three months ended March 31, 2002 proceeds from the sale of securities were $533 thousand, with gross losses of $1 thousand included in earnings. During the period ended March 31, 2001, there were no sales of securities.

Securities available-for-sale were as follows:


                                                                         Gross        Gross
                                                       Amortized      Unrealized    Unrealized          Fair
                                                         Cost            Gains        Losses           Value
                                                         ----            -----        ------           -----
                                                                           (In thousands)
         March 31, 2002
         --------------
             U.S. Treasury                           $    17,024     $       291    $       (16)   $    17,299
             Federal agency obligations                   46,175             550           (190)        46,535
             Mortgage-backed securities                   20,461             212            (78)        20,595
             Obligations of state and
               political subdivisions                     56,804             987            (66)        57,725
             Corporate obligations                        29,054             657            (58)        29,653
             Other securities                              3,230              37           (147)         3,120
                                                     -----------     -----------    ------------   -----------

                Total                                $   172,748     $     2,734    $      (555)   $   174,927
                                                     ===========     ===========    ============   ===========

         December 31, 2001
         -----------------
             U.S. Treasury                           $    17,549     $       486    $              $    18,035
             Federal agency obligations                   44,031             820            (12)        44,839
             Mortgage-backed securities                   11,966             241                        12,207
             Obligations of state and
               political subdivisions                     55,027           1,072            (68)        56,031
             Corporate obligations                        30,076             919                        30,995
             Other securities                              3,136              28           (173)         2,991
                                                     -----------     -----------    ------------   -----------
                Total                                $   161,785     $     3,566    $      (253)   $   165,098
                                                      ==========     ===========    ============   ===========








--------------------------------------------------------------------------------

                               WAYNE BANCORP, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

--------------------------------------------------------------------------------

NOTE 3 - LOANS

Loans are comprised of the following:

                                                                     March 31,     December 31,
                                                                       2002            2001
                                                                       ----            ----
                                                                            (In thousands)
           Commercial                                             $    227,527     $    224,743
           Real estate                                                  96,890          103,896
           Consumer installment                                         40,662           44,544
           Home equity                                                  13,141           13,758
           Direct lease financing                                        1,081            1,175
           Other loans                                                     138              201
                                                                  ------------     ------------

                Gross loans                                            379,439          388,317
           Less:  Net deferred loan fees                                  (613)            (672)
                  Unearned income on leases                               (145)            (161)
                                                                  -------------    -------------

                Total loans                                       $    378,681     $    387,484
                                                                  ============     ============


Impaired loans were as follows

                                                                   March 31,       December 31,
                                                                       2002            2001
                                                                       ----            ----
Period-end loans with no allocated allowance for loan losses      $         0      $          0
Period-end loans with allocated allowance for loan losses               1,250             1,250
                                                                  -------------    -------------

     Total                                                        $     1,250      $      1,250
                                                                  =============    =============

Amount of the allowance for loan losses allocated                 $       452      $        452
                                                                  =============    =============

Non-performing loans were as follows:

Loans past due over 90 days and accruing interest                 $        52      $        217
Non-accrual loans                                                         804               800







--------------------------------------------------------------------------------

                               WAYNE BANCORP, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

--------------------------------------------------------------------------------

NOTE 4 - EARNINGS PER COMMON SHARE

The factors used in the earnings per common share computations were as follows:

                                                                      March 31,
                                                               2002             2001
                                                               ----             ----
BASIC
  Net income                                               $      2,292    $      1,922

  Weighted average common shares outstanding                  4,650,744       4,818,526
  Less:  average unallocated ESOP shares                        (74,587)        (12,588)
                                                           ------------    ------------

  Average shares                                              4,576,157       4,805,938
                                                           ============    ============

Basic earnings per common share                            $        .50    $        .40
                                                           ============    ============

DILUTED
  Net income                                               $      2,292    $      1,922

  Weighted average common shares outstanding
    for basic earnings per common share                       4,576,157       4,805,938
  Add:  diluted effects of assumed exercises
          of stock options                                        7,268           5,716
                                                           ------------    ------------

  Average shares and dilutive potential common shares         4,583,425       4,811,654
                                                           ============    ============

  Diluted earnings per common share                        $        .50    $        .40
                                                           ============    ============


     Stock options for 50,715 shares of common stock were not considered in computing diluted earnings per common share for 2002 and 2001 because they were antidilutive.




--------------------------------------------------------------------------------

                               WAYNE BANCORP, INC
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

INTRODUCTION

The following discusses the financial condition as of March 31, 2002, as compared to December 31, 2001 and the results of operations for the three months ended March 31, 2002 and the same period in 2001. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

LIQUIDITY

The main objectives of asset/liability management are to provide adequate liquidity and to minimize interest rate risk. Liquidity is the ability to meet cash flow needs, which in the banking industry, refers to the Company's ability to fund customer borrowing needs as well as deposit withdrawals. The Company's primary source of liquidity is from overnight federal funds sold and securities available-for-sale. In addition, other assets such as cash and due from banks and maturing loans also provide additional sources of liquidity. At March 31, 2002, the amount of cash and due from banks and securities and loans with scheduled maturities and or repricing within the next three months was $165 million. The Company continues to keep a balance between short and long-term investments and securities that will provide adequate liquidity and maximize earnings. Based on the Company's capital position, profitability and reputation, the available liquidity sources are considered adequate to meet the current and projected needs of the Company.

CAPITAL

The Company's capital adequacy is a primary concern in our industry, and is measured by several key ratios. A long-standing measure of capital adequacy is the percentage of shareholders' equity to total assets. At March 31, 2002, the Company's equity-to-asset ratio adjusted by the impact of FAS#115 was 10.2% compared to 9.8% at December 31, 2001. Regulators of the banking industry focus primarily on two other measurements of capital - the risk-based capital ratio and the leverage ratio. The risk-based capital ratio consists of a numerator of allowable capital components and a denominator of an accumulation of risk-weighted assets. With a significant portion of the Company's investment securities portfolio in government related low risk categories and a fair amount of the loan portfolio in one-to-four family mortgage loans with a 50% risk assessment, the risk- based capital ratio is 16.2% at March 31, 2002, and 15.4% at December 31, 2001.



--------------------------------------------------------------------------------

                               WAYNE BANCORP, INC
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

The regulators require a minimum leverage capital ratio of 3%. They will expect most banks to maintain leverage ratios in the 4-5% range. The leverage ratio is calculated as equity capital less certain intangible assets divided by total assets less those same intangible assets. At March 31, 2002, and December 31, 2001, the ratios were 10.0% and 9.8% respectively.

The Company's deposit insurance premiums which are paid to the Federal Deposit Insurance Corporation are based, in part, on these capital ratios. The FDIC considers a bank "adequately capitalized" if the capital ratios are: Total risk-based 8%, Tier 1 risk-based 4% and a leverage ratio of 4%. The FDIC considers a bank "well capitalized" with comparable capital ratios of 10%, 6% and 5%. The Company and bank subsidiaries are considered "well capitalized" and therefore are subject to the lowest deposit insurance premiums available.

Management is not aware of any matters subsequent to March 31, 2002 that would cause the Company's capital category to change.

FINANCIAL CONDITION

The total assets of the Company decreased by $8.1 million or 1.3% from December 31, 2001 to March 31, 2002. This decrease is primarily due to an $8.6 million reduction in cash that was used to fund deposit withdrawals of $3.7 million and a $4.9 million decline in short-term borrowings. Earning assets remained unchanged, with a $14.7 million increase in securities and federal funds sold offset by a similar decrease in loans.

Total loans at March 31, 2002, including loans held for sale, were $384.8 million, compared to $399.4 million at December 31, 2001, which is a decline of $14.6 million or 3.7%. For the three months ended March 31, 2002 the Company experienced a $2.8 million increase in commercial loans, which was offset by the sale of $21.8 million or mortgage loans as well as a net pay down of $3.9 million in consumer installment loans due to continued economic weakness, as well as auto manufacturers extending their zero or low finance incentive programs into 2002.

Due to a favorable interest rate environment the Company sold $21.8 million of mortgage loans into the secondary market during the first three months of the year. Management will consider additional loan sales in the future based on market conditions, as well as to provide liquidity for future loan demand and to align the portfolio to meet Management's asset/liability objectives. At March 31, 2002 there were $6.1 million of mortgage loans held-for-sale, while there were $11.9 million held for sale at December 31, 2001.

Management anticipates that interest rates will increase in the next three to six months, based on economic indicators and general economic conditions. Rate increases, which signal signs of an inflationary economy, impact rates charged on various loan types, primarily commercial and residential real estate loans

Total securities available-for-sale and federal funds sold increased by $14.7 million through the first quarter of 2002. This increase is primarily due to investing the proceeds from the mortgage loan sales into short-term securities. As these securities mature it is anticipated that the proceeds will be used to fund growth in the loan portfolio.

Total deposits decreased by $3.7 million for the period ended March 31, 2002. This decline is primarily in non-interest bearing balances and is normal for the Company, as funds placed on deposit at year-end are withdrawn for business or other purposes during the first quarter of the year. Deposit growth is an ongoing objective of Management to facilitate funding for loan demand and asset growth. As consumers have become more "mobile" through direct deposit, online banking, and other means growing deposits with traditional accounts and services has become more difficult. Further, Management realizes that


--------------------------------------------------------------------------------

                               WAYNE BANCORP, INC
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

competition for deposits includes mutual funds and the equity markets. To facilitate growth in deposits, Management monitors rates and products within the Company's market area to ensure its products, fees, and rates are competitive. Further, to enhance customer service and convenience, the Company offers several delivery channels including the traditional branch and ATM network, online and telephone banking and debit cards.

Short-term borrowings, which consists of securities sold under agreements to repurchase, decreased $4.9 million for the three months ended March 31, 2002. This decrease is primarily related to the soft economic conditions as commercial customers are utilizing these deposits to cash flow current operations.

Federal Home Loan Bank (FHLB) advances and other borrowed funds decreased by $24 thousand during the first quarter of 2002, due to principal repayments. The Company considers FHLB advances to be an alternative funding source to core deposit growth and primarily structures these advances to fund loans with similar repayment characteristics.

RESULTS OF OPERATIONS

Net income was $2,292,000 for the first three months of 2002 compared to $1,922,000 for the same period in 2001. Earnings per common share for the three months ended March 31, 2002 and 2001 were $.50 and $.40 per share respectively. Dividends were $.18 per share for the first three months of 2002 and $.16 per share for the first three months in 2001.

Total interest income for the first three months decreased $971 thousand or 9.3% compared to the prior year. This decrease is primarily related to Federal Open Market Committee (FOMC) lowering the bench mark federal funds rate by 475 basis points during 2001 which impacted the rates charged on various loan types, primarily commercial and industrial loans.

Total interest earning assets were $568.5 million and $535.1 million at March 31, 2002, and 2001. The increase in earning assets is due to growth in securities and federal funds sold of $33.4 million. Although the Company had strong loan growth during the year, outstanding loan balances remained relatively unchanged due to the sale of $54.2 million of mortgage loans into the secondary market since the same period one year ago. The weighted average interest rate earned on earning assets has decreased from 7.75% at March 31, 2001 to 6.60% at March 31, 2002.

Total interest bearing liabilities at March 31, 2002 and 2001 were $466.8 million and $439.6 million respectively. The weighted average interest rate paid for these liabilities has decreased from 4.26% at March 31, 2001 to 2.75% at March 31, 2002.

The net effect of the changes in interest earning assets and interest bearing liabilities, combined with the repricing that has occurred since March 31, 2001, caused an increase in net interest income of $477,000, or 8.3%, for the three months ended March 31, 2002.

The provision for loan losses was $150,000 and $69,000 for the three-month periods ending March 31, 2002 and 2001, while the ratio of the allowance for loan losses to total loans was 1.53% and 1.39%. The increase in the provision is due to a corresponding increase in actual charge-offs and loans considered past due and on non-accrual. For the period ended March 31, 2002, the Company recorded charge-offs of $144 thousand compared to $103 thousand for the same period last year, which is an increase of $41 thousand, or 39.8%. Also, for the period ended March 31, 2002 loans considered past due and on non-accrual were ..76% of total net loans, while this same ratio last year was .66%. The increase in the allowance ratio is primarily due to the growth in the allowance over the prior period without a corresponding increase in loans. The
--------------------------------------------------------------------------------

                               WAYNE BANCORP, INC
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

allowance has increased $520 thousand, or 9.7%, from the prior period, while loan balances are substantially unchanged. Given the make-up of the loan portfolio, which considers past due loans, charge-off and recovery history as well as general economic conditions, Management considers the allowance for loan losses to be adequate and sufficient to cover probable incurred credit losses.

Total other income increased by $252 thousand for the three months ended March 31, 2002, compared to the same period in 2001. Service charges and fees on deposits increased $23 thousand, or 4.8%, from $477 thousand at March 31, 2001, to $500 thousand at March 31, 2002, partially due to fees generated from the Company's online banking product. Other income, which consists of discount brokerage fees, mortgage loan servicing fees, subsidiary income, miscellaneous income and gains on the sale of loans and premises increased by $230 thousand for the three months ended March 31, 2002 compared to the same period in 2001. The primary reason for this increase was due to the sale of mortgage loans, which generated a $105 thousand gain, while there were no sales during the first quarter of 2001. Also, during the three months ended March 31, 2002, CVB recorded a gain of $49 thousand, due to the sale of a branch facility as a result of relocating this branch to enhance growth opportunities. Further, income from Chippewa Valley Title Agency, Inc. a wholly-owned subsidiary of WCNB, was $40 thousand for the period ended March 31, 2002, while there was no income in the prior period.

Total other expenses increased by $126,000 for the three months ended March 31, 2002 compared to the same period in 2001. Salaries and employee benefits increased by $67,000, or 3.0%, from $2,245,000 at March 31, 2001 to $2,312,000 at March 31, 2002. This increase is primarily due to the annual salary adjustments that are made each year in order to maintain compensation at a level that will attract and retain employees, as well as an increase in certain retirement benefits. Other non-interest expenses increased $59,000, or 5.1%, from $1,168,000 at March 31, 2001 to $1,227,000 at March 31, 2002. Areas that experienced an increase over the prior period include, director's fees, franchise tax, Investment and Trust Services, bank related service charges, and computer expense. Several reductions were also noted in this area, including insurance, postage, stationary and supplies, advertising and amortization expense.













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

There are several methods employed by the Company to monitor and control interest rate risk. One such method is using a "GAP" analysis. The GAP is defined as the repricing variance between rate sensitive assets and rate sensitive liabilities within certain periods. The repricing can occur due to changes in rates on variable rate products as well as maturities of interest-earning assets and interest-bearing liabilities. A high ratio of interest sensitive liabilities, generally referred to as a negative GAP, tends to benefit net interest income during periods of falling interest rates as the average rate paid on interest-bearing liabilities declines faster than the average rate earned on interest-earning assets. The opposite holds true during periods of rising interest rates. The Company attempts to minimize the interest rate risk through management of the GAP in order to achieve consistent shareholder return. Based on loan demand and funding needs, Management attempts to manage the GAP position by adjusting maturities and rates on deposit products accordingly. Another strategy used by the Company is to originate variable rate loans tied to market indices. Such loans reprice on an annual, quarterly, monthly or daily basis as the underlying market index changes. Currently, approximately 48% of the Company's loan portfolio is written as variable rate. The Company also invests excess funds in liquid federal funds that mature and reprice on a daily basis. The Company also maintains all of its securities in the available-for-sale portfolio to take advantage of interest rate fluctuations and to maintain liquidity for loan funding and deposit withdrawals.

The Company's 2001 annual report provides a table which details information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 2001. The table is based on information and assumptions set forth in the notes. The Company believes the assumptions utilized are reasonable. For loans, securities and liabilities with contractual maturities, the table represents principal cash flows and the weighted-average interest rate. For variable rate loans, the contractual maturity and weighted-average interest rate was used with an explanatory footnote as to repricing periods. For liabilities without contractual maturities such as demand and savings deposit accounts, a decay rate was utilized to match their most likely withdrawal behavior. Management believes that no events have occurred since December 31, 2001 that would significantly change the ratio of rate sensitive assets to rate sensitive liabilities for the given time horizons.






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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

Item 5.  OTHER INFORMATION
         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         None.













--------------------------------------------------------------------------------

                               WAYNE BANCORP, INC


SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 10, 2002                          \s\ David P. Boyle
      ------------                          ------------------
                                            David P. Boyle, CPA
                                            President and CEO



Date: May 10, 2002                          \s\ John A. Lende
      ------------                          -----------------
                                            John A. Lende, CPA
                                            Treasurer

















--------------------------------------------------------------------------------