Form 10-Q
period 2002-06-30
WAYNE BANCORP INC /OH/
filed 2002-08-13
CIK 788134

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

  [ X ]               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

   [  ]                TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

For the transition period from __________ to ____________.

Commission File Number  014612
                       ---------

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

Yes   [ X ]          No [  ]

As of July 31, 2002, the latest practicable date, 4,614,821 shares of the issuer's common shares, $1.00 stated value, were issued and outstanding.



















-------------------------------------------------------------------------------

                               WAYNE BANCORP, INC


                                      INDEX


                                    FORM 10-Q
                       For the Quarter Ended June 30, 2002





                                                                                                           Page
                                                                                                           ----
PART I - FINANCIAL INFORMATION

  Item 1.     Condensed Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets...................................................      3

              Condensed Consolidated Statements of Income
                and Comprehensive Income..............................................................      4

              Condensed Consolidated Statements of Cash Flows ........................................      5

              Notes to Condensed Consolidated Financial Statements ...................................      6

  Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations...................................................     10

  Item 3.     Quantitative and Qualitative Disclosures about
                Market Risk...........................................................................     14

Part II - Other Information...........................................................................     15

SIGNATURES ...........................................................................................     16










-------------------------------------------------------------------------------
            See notes to condensed consolidated financial statements.

                               WAYNE BANCORP, INC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

-------------------------------------------------------------------------------


Item 1.  FINANCIAL STATEMENTS


                                                                                         June 30,     December 31,
                                                                                          2002            2001
                                                                                          ----            ----
                                                                                            (In thousands)
ASSETS
Cash and due from banks                                                               $    27,334    $    28,738
Federal funds sold                                                                          1,890          3,975
                                                                                      -----------    -----------
         Total cash and cash equivalents                                                   29,224         32,713
Securities available-for-sale                                                             176,875        165,098
Loans held-for-sale                                                                        11,778         11,881
Loans                                                                                     380,223        387,484
     Allowance for loans                                                                   (5,918)        (5,821)
                                                                                      ------------   ------------
     Net loans                                                                            374,305        381,663
Premises and equipment                                                                     10,805          9,813
Accrued interest receivable and other assets                                                7,497          7,554
                                                                                      -----------    -----------

         Total assets                                                                 $   610,484    $   608,722
                                                                                      ===========    ===========


LIABILITIES
Deposits
     Interest bearing                                                                 $   433,050    $   429,253
     Non-interest bearing                                                                  77,636         72,323
                                                                                      -----------    -----------
         Total deposits                                                                   510,686        501,576

Short-term borrowings                                                                      25,596         33,635
Federal Home Loan Bank advances and other borrowed funds                                    5,197          6,896
ESOP loan                                                                                   1,671          1,800
Other liabilities                                                                           2,906          3,014
                                                                                      -----------    -----------
         Total liabilities                                                                546,056        546,921

SHAREHOLDERS' EQUITY
Common stock, stated value $1.00                                                            4,917          4,917
     Shares authorized - 12,000,000 in 2002 and 2001
     Shares issued - 4,917,218 in 2002 and 2001
     Shares outstanding - 4,633,156 in 2002
       and 4,657,531 in 2001
Paid-in capital                                                                            13,154         13,148
Retained earnings                                                                          53,382         50,748
Unearned ESOP shares                                                                       (1,561)        (1,651)
Treasury stock, at cost                                                                    (8,081)        (7,547)
Accumulated other comprehensive income                                                      2,617          2,186
                                                                                      -----------    -----------
         Total shareholders' equity                                                        64,428         61,801
                                                                                      -----------    -----------

     Total liabilities and shareholders' equity                                       $   610,484    $   608,722
                                                                                      ===========    ===========



-------------------------------------------------------------------------------

            See notes to condensed consolidated financial statements.

                               WAYNE BANCORP, INC
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

-------------------------------------------------------------------------------



                                                         Three Months Ended                 Six Months Ended
                                                               June 30,                         June 30,
                                                         2002            2001              2002           2001
                                                         ----            ----              ----           ----
                                                                             (In thousands)
INTEREST INCOME
    Interest and fees on loans                            $     6,871    $     8,286    $    14,185     $    16,551
    Taxable securities                                          1,627          1,479          3,213           3,045
    Non-taxable securities                                        495            453            973             873
    Other interest income                                          33             82             72             219
                                                          -----------    -----------    -----------     -----------
       Total interest income                                    9,026         10,300         18,443          20,688
                                                          -----------    -----------    -----------     -----------

INTEREST EXPENSE
    Interest on deposits                                        2,971          3,937          5,966           8,164
    Interest on federal funds purchased and
      repurchase agreements                                        84            281            179             643
    Interest on Federal Home Loan Bank
      advances and other borrowed funds                           110            101            228             168
                                                          -----------    -----------    -----------     -----------
    Total interest expense                                      3,165          4,319          6,373           8,975
                                                          -----------    -----------    -----------     -----------

NET INTEREST INCOME                                             5,861          5,981         12,070          11,713
Provision for loan losses                                         150             69            300             138
                                                          -----------    -----------    -----------     -----------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                                   5,711          5,912         11,770          11,575

Other income
    Service charges and fees on deposit accounts                  526            557          1,026           1,034
    Income from fiduciary activities                              360            360            720             720
    Net gain on sale of securities                                 63              0             62               0
    Other non-interest income                                     220            169            591             310
                                                          -----------    -----------    -----------     -----------
       Total other income                                       1,169          1,086          2,399           2,064
                                                          -----------    -----------    -----------     -----------

Other expenses
    Salaries and employee benefits                              2,272          2,215          4,584           4,460
    Occupancy and equipment                                       508            505          1,010           1,007
    Other operating expenses                                    1,301          1,221          2,528           2,389
                                                          -----------    -----------    -----------     -----------
       Total other expenses                                     4,081          3,941          8,122           7,856
                                                          -----------    -----------    -----------     -----------

INCOME BEFORE INCOME TAXES                                      2,799          3,057          6,047           5,783
Income tax expense                                                778            914          1,734           1,718
                                                          -----------    -----------    -----------     -----------

NET INCOME                                                      2,021          2,143          4,313           4,065
Other Comprehensive Income, (loss)                              1,196            (54)           431             936
                                                          -----------    ------------   -----------     -----------

Comprehensive Income                                      $     3,217    $     2,089    $     4,744     $     5,001
                                                          ===========    ===========    ===========     ===========

Earnings per common share - basic                         $       .44    $       .45    $       .94     $       .85
                                                          ===========    ===========    ===========     ===========
Earnings per common share - diluted                       $       .44    $       .45    $       .94     $       .85
                                                          ===========    ===========    ===========     ===========
Dividends per share                                       $      .18     $       .16    $       .36     $       .32
                                                          ==========     ===========    ===========     ===========



-------------------------------------------------------------------------------

            See notes to condensed consolidated financial statements.

                               WAYNE BANCORP, INC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

-------------------------------------------------------------------------------


                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                          2002          2001
                                                                                          ----          ----
                                                                                            (In thousands)

Net cash from operating activities                                                    $    5,539    $    4,502

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available-for-sale
         Purchases                                                                       (50,836)      (23,817)
         Proceeds from maturities and repayments                                          31,864        29,932
         Proceeds from sales                                                               7,336             0
     Net change in loans                                                                   7,058       (26,402)
     Purchase of premises and equipment                                                   (1,547)         (921)
     Proceeds from sales of premises                                                          67           288
                                                                                      ----------    ----------
         Net cash from investing activities                                               (6,058)      (20,920)


CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                                9,110          (613)
     Net change in short-term borrowings                                                  (8,039)         (258)
     Proceeds from Federal Home Loan Bank advances                                             0         3,650
     Repayment of Federal Home Loan Bank advances                                         (1,692)       (1,789)
     Repayment of ESOP loan and other borrowed funds                                        (136)           (7)
     Cash dividends paid                                                                  (1,441)       (1,341)
     Treasury stock purchased                                                               (772)         (573)
                                                                                      -----------   -----------
         Net cash from financing activities                                               (2,970)         (931)
                                                                                      -----------   -----------

Net change in cash and cash equivalents                                                   (3,489)      (17,349)

Cash and cash equivalents at beginning of period                                          32,713        43,844
                                                                                      ----------    ----------

Cash and cash equivalents at end of period                                            $   29,224    $   26,495
                                                                                      ==========    ==========



-------------------------------------------------------------------------------

            See notes to condensed consolidated financial statements.

                               WAYNE BANCORP, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
-------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of Management, are necessary to present fairly the financial position of Wayne Bancorp, Inc. (the "Company") at June 30, 2002, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the financial statements, and notes thereto, of the Company for the year ended December 31, 2001, included in its 2001 annual report. Refer to the accounting policies of the Company described in the notes to the financial statements contained in the Company's 2001 annual report. The Company has consistently followed these policies in preparing this Form 10-Q.

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



-------------------------------------------------------------------------------

                               WAYNE BANCORP, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
-------------------------------------------------------------------------------


NOTE 2 - SECURITIES

During the six months ended June 30, 2002 proceeds from the sale of securities were $7.3 million, with gross realized gains of $64 thousand and gross realized losses of $2 thousand included in earnings. During the six months ended June 30, 2001, there were no sales of securities. During the three months ended June 30, 2002 proceeds from the sale of securities were $6.8 million, with gross realized gains of $64 thousand and gross realized losses of $1 thousand included in earnings. During the three months ended June 30, 2001, there were no sales of securities.

Securities available-for-sale were as follows:



                                                                         Gross        Gross
                                                      Amortized       Unrealized    Unrealized          Fair
                                                         Cost            Gains        Losses           Value
                                                         ----            -----        ------           -----
                                                                          (In thousands)
         JUNE 30, 2002

             U.S. Treasury                           $    10,017     $       266    $              $    10,283
             Federal agency obligations                   47,315             942                        48,257
             Mortgage-backed securities                   27,112             437                        27,549
             Obligations of state and
               political subdivisions                     59,124           1,715            (21)        60,818
             Corporate obligations                        26,094             792           (112)        26,774
             Other securities                              3,244              53           (103)         3,194
                                                     -----------     -----------    ------------   -----------

                Total                                $   172,906     $     4,205    $      (236)   $   176,875
                                                     ===========     ===========    ============   ===========

         DECEMBER 31, 2001

             U.S. Treasury                           $    17,549     $       486    $              $    18,035
             Federal agency obligations                   44,031             820            (12)        44,839
             Mortgage-backed securities                   11,966             241                        12,207
             Obligations of state and
               political subdivisions                     55,027           1,072            (68)        56,031
             Corporate obligations                        30,076             919                        30,994
             Other securities                              3,136              28           (173)         2,991
                                                     -----------     -----------    ------------   -----------

                Total                                $   161,785     $     3,566    $      (253)   $   165,098
                                                      ==========     ===========    ============   ===========






-------------------------------------------------------------------------------

                               WAYNE BANCORP, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
-------------------------------------------------------------------------------

NOTE 3 - LOANS

Loans are comprised of the following:


                                                                     June 30,      December 31,
                                                                       2002            2001
                                                                       ----            ----
                                                                          (In thousands)

           Commercial                                             $    236,207     $    224,743
           Real estate                                                  91,180          103,896
           Consumer installment                                         38,411           44,544
           Home equity                                                  13,958           13,758
           Direct lease financing                                          931            1,175
           Other loans                                                     256              201
                                                                  ------------     ------------

                Gross loans                                            380,943          388,317
           Less: Net deferred loan fees                                   (624)            (672)
                     Unearned income on leases                             (96)            (161)
                                                                  ------------     ------------

                Total loans                                       $    380,223     $    387,484
                                                                   ===========     ============



     Impaired loans were as follows



                                                                     June 30,      December 31,
                                                                       2002            2001
                                                                       ----            ----

     Period-end loans with no allocated allowance
        for loan losses                                           $          0     $          0
     Period-end loans with allocated allowance
        for loan losses                                                  1,260            1,250
                                                                  ------------     ------------

         Total                                                    $      1,260    $       1,250
                                                                  ------------     ------------

     Amount of the allowance for loan losses allocated            $        460    $         452
                                                                  ------------     ------------

     Non-performing loans were as follows:

     Loans past due over 90 days and accruing interest            $        72      $        217
     Non-accrual loans                                                    800               800









-------------------------------------------------------------------------------

                               WAYNE BANCORP, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
-------------------------------------------------------------------------------

NOTE 4 - EARNINGS PER COMMON SHARE

The factors used in the earnings per common share are as follows:


                                                          Three Months Ended              Six Months Ended
                                                               June 30,                       June 30,
                                                          2002           2001           2002            2001
                                                          ----           ----           ----            ----
BASIC
Net income                                           $     2,021     $     2,143    $     4,313    $     4,065
Weighted average common shares outstanding             4,636,422       4,824,180      4,643,549      4,821,350
Less: average unallocated ESOP shares                    (72,553)        (58,066)       (73,570)       (35,522)
                                                     -----------     -----------    -----------    -----------

Average shares                                         4,563,869       4,766,114      4,569,979      4,785,828
                                                     ===========     ===========    ===========    ===========

Basic earnings per common share                      $      0.44     $     0.45     $      0.94    $      0.85
                                                     ===========     ==========     ===========    ===========

DILUTED
Net income                                           $     2,021     $     2,143    $     4,313    $     4,065
Weighted average shares outstanding
  for basic earnings per common share                  4,563,869       4,766,114      4,569,979      4,785,828
Add:  diluted effects of assumed
  exercise of stock options                               13,030          11,846         10,164          7,329
                                                     -----------     -----------    -----------    -----------

Average shares and dilutive potential
  common shares                                        4,576,899       4,777,960      4,580,143      4,793,157
                                                     ===========     ===========    ===========    ===========

Diluted earnings per common share                    $      0.44     $     0.45     $      0.94    $      0.85
                                                     ===========     ==========     ===========    ===========


For the three and six months ending June 30, 2002 stock options for 31,920 and 50,715 shares of common stock were not considered in computing diluted earnings per common share because they were non-dilutive. For the three and six months ending June 30, 2001 stock options for 54,705 shares of common stock were not considered in computing diluted earnings per common share because they were non-dilutive.






















-------------------------------------------------------------------------------

                               WAYNE BANCORP, INC
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

-------------------------------------------------------------------------------

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

INTRODUCTION

The following discusses the financial condition as of June 30, 2002, as compared to December 31, 2001 and the results of operations for the three and six months ended June 30, 2002 and the same periods in 2001. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

LIQUIDITY

The main objectives of asset/liability management are to provide adequate liquidity and to minimize interest rate risk. Liquidity is the ability to meet cash flow needs, which in the banking industry, refers to the Company's ability to fund customer borrowing needs as well as deposit withdrawals. The Company's primary source of liquidity is from overnight federal funds sold and securities available-for-sale. In addition, other assets such as cash and due from banks and maturing loans also provide additional sources of liquidity. At June 30, 2002, the amount of cash and due from banks and securities and loans with scheduled maturities and or repricing within the next three months was $181 million. The Company continues to keep a balance between short and long-term investments and securities that will provide adequate liquidity and maximize earnings. Based on the Company's capital position, profitability and reputation, the available liquidity sources are considered adequate to meet the current and projected needs of the Company.

CAPITAL

The Company's capital adequacy is a primary concern in our industry, and is measured by several key ratios. A long-standing measure of capital adequacy is the percentage of shareholders' equity to total assets. At June 30, 2002, the Company's equity-to-asset ratio adjusted by the impact of FAS#115 was 10.1% compared to 9.8% at December 31, 2001. Regulators of the banking industry focus primarily on two other measurements of capital - the risk-based capital ratio and the leverage ratio. The risk-based capital ratio consists of a numerator of allowable capital components and a denominator of an accumulation of risk-weighted assets. With a significant portion of the Company's investment securities portfolio in government related low risk categories and a fair amount of the loan portfolio in one-to-four family mortgage loans with a 50% risk assessment, the risk- based capital ratio is 16.2% at June 30, 2002, and 15.4% at December 31, 2001.


-------------------------------------------------------------------------------

                               WAYNE BANCORP, INC
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

-------------------------------------------------------------------------------

The regulators require a minimum leverage capital ratio of 3%. They will expect most banks to maintain leverage ratios in the 4-5% range. The leverage ratio is calculated as equity capital less certain intangible assets divided by total assets less the same intangible assets. At June 30, 2002, and December 31, 2001, the ratios were 10.1% and 9.8% respectively.

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

Management is not aware of any matters subsequent to June 30, 2002 that would cause the Company's capital category to change.

FINANCIAL CONDITION

The total assets of the Company increased by $1.8 million or .3% from December 31, 2001 to June 30, 2002. Earning assets increased by $2.4 million, which includes an increase of $11.8 million in securities offset by reductions in loans and federal funds sold. This asset growth was funded by a $9.1 million increase in deposits offset by declines in short-term borrowings and Federal Home Loan Bank (FHLB) advances.

Total loans at June 30, 2002 were $380.2 million, which is a decline of $7.3 million from total loans of $387.5 million at December 31, 2001. This decline is primarily related to the sale of $23.8 million of mortgage loans into the secondary market and continued reductions in the consumer installment loan area due to the low rate incentives offered by the auto manufacturers. Reductions in these two areas is partially offset by growth of $11.5 million in commercial loans. Despite the weak economic conditions the Company experienced steady demand in commercial loans during the first six months of 2002. However, due to the sustained weakness in the economy, Management anticipates that commercial loan growth will slow during the second half of 2002 and that total loan growth will continue to be hampered as a result of weak economic conditions, uncertainty in the financial markets and the slow pace of the economic recovery.

As of June 30, 2002, the Company had $11.8 million of one-to-four family residential mortgage loans classified as held-for-sale, compared to $11.9 million at December 31, 2001. Through June 30, 2002 the Company sold $23.8 million of mortgage loans into the secondary market, while during the fourth quarter of 2001, sales were $32.4 million. Management considers the sale of loans into the secondary market based on overall portfolio composition, interest rate risk and liquidity.

Based on current economic conditions, and trends in the financial markets management expects interest rates to remain stable during the second half of 2002, with expectations that rates will increase slightly during the first or second quarter of 2003. Rate increases, which signal signs of a stronger economy and higher inflation, impact rates offered on various loan and deposit products. Most susceptible are the variable rate products that change based on various indices, such as the prime rate of interest and treasury rates.

Total securities available-for-sale increased by $11.8 million through the second quarter of 2002, while federal funds sold declined by $2.1 million. This increase in securities is primarily due to investing the proceeds from the mortgage loan sales into short-term securities. As these securities mature it is anticipated that the proceeds will be used to fund future growth in the loan portfolio, or reinvested into similar securities.


-------------------------------------------------------------------------------

                               WAYNE BANCORP, INC
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

-------------------------------------------------------------------------------

Total deposits have increased by $9.1 million for the period ended June 30, 2002. This growth in deposits is due to increases in non-interest bearing accounts as well as savings and certificates, offset by a reduction in interest bearing checking accounts. Due to the current economic conditions, Management is aware that some of this deposit growth may be attributed to the weak equity markets and that when the economy recovers these deposits may be subject to withdrawal. Despite this recent trend, Management continues its long-term focus on growing its core deposit base to facilitate asset growth and meet loan demand. To do this management analyzes rates paid on deposits within its market area on a weekly basis to ensure the Company's rates on similar products are competitive in order to both grow and retain deposits.

Short-term borrowings, which consists of securities sold under agreements to repurchase and federal funds purchased, decreased $8.0 million for the six months ended June 30, 2002. This decrease is primarily related to the soft economic conditions as commercial customers are utilizing these funds to cash flow current operations.

Federal Home Loan Bank (FHLB) advances and other borrowed funds decreased by $1.7 million during the first six months of 2002. This decrease is primarily related to scheduled principal repayments with no new advances or borrowings. The Company considers FHLB advances to be an alternative funding source to core deposit growth and primarily structures these advances to fund loans with similar repayment characteristics.

RESULTS OF OPERATIONS

Net income was $4,313,000 for the first six months of 2002 compared to $4,065,000 for the same period in 2001. Earnings per common share for the six months ended June 30, 2002 and 2001 were $.94 and $.85 per share respectively. Dividends were $.36 per share for the first six months of 2002 and $.32 per share for the first six months in 2001.

For the three months ended June 30, 2002, net income was $2,021,000, or $.44 per share, with dividends paid of $.18 per share. This compares to net income of $2,143,000, or $.45 per share, with dividends paid of $.16 per share for the three months ended June 30, 2001.

Total interest income for the six months ended June 30, 2002 was $18.4 million, which decreased $2.2 million, or 10.9%, from the $20.7 million earned in the comparable period last year. Although the Company has increased earning assets by over $36 million from one year ago, the Federal Open Market Committee (FOMC) lowered rates by 475 basis points during 2001, which has negatively impacted the Company's yield on these assets. Total interest income for the three months ended June 30, 2002 decreased by $1.3 million from the comparable three month period one year ago, and is also due to the same rate reductions.

Total earning assets were $570.8 million and $534.7 million at June 30, 2002 and June 30, 2001. The increase in earning assets is due to growth of $45.3 in securities and federal funds sold, offset by a $9.2 reduction in loan balances. The weighted average interest rate earned on these assets has decreased from 7.79% at June 30, 2001 to 6.45% at June 30, 2002.

Total interest bearing liabilities at June 30, 2002 and June 30, 2001 were $465.5 and $435.3 million respectively. The weighted average interest rate paid for these liabilities has decreased from 4.11% at June 30, 2001 to 2.73% at June 30, 2002.

As a result of the current economic conditions and prolonged low interest rate environment, Management anticipates that rates earned on assets and paid on liabilities will continue to decline during the second half of the year, although at a slower pace than during the first six months. The continued decline is expected as a result of the repricing that occurs when assets and liabilities mature and are replaced with similar products with lower rates.


-------------------------------------------------------------------------------

                               WAYNE BANCORP, INC
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

-------------------------------------------------------------------------------

The net effect of the changes in interest earning assets and interest bearing liabilities, combined with the repricing that has occurred since June 30, 2001, caused an increase in net interest income of $357 thousand, or 3.0%, for the six months ended June 30, 2002, and a reduction in net interest income of $120 thousand for the three months ended June 30, 2002.

The provision for loan losses was $300,000 for the six-month period ending June 30, 2002 compared to $138,000 for the same period in 2001, while the ratio of the allowance for loan losses to total loans was 1.51% and 1.35% respectively. The increase in the provision is due to a corresponding increase in actual charge-offs. For the six months ended June 30, 2002, the Company recorded charge-offs of $351 thousand compared to $178 thousand for the same period last year, which is an increase of $173 thousand, or 97.2%. The increase in the allowance ratio is primarily due to the growth in the allowance over the prior period without a corresponding increase in loans. The provision for the three months ended June 30, 2002 was $150,000, compared to $69,000 for the same three month period in 2001. The increase in the provision is substantially the same as that for the full six months, as actual charge-offs for the three month period ended June 30, 2002 were $205 thousand compared to $76 thousand for the same period one year ago, which is an increase of $129 thousand, or 169.7%. Given the make-up of the loan portfolio, and considering past due loans, charge-off and recovery history as well as general economic conditions, Management considers the allowance for loan losses to be adequate and sufficient to cover probable incurred credit losses.

Total other expenses increased by $266,000, or 3.4%, for the six months ended June 30, 2002 compared to the same period in 2001. Salaries and employee benefits increased by $124,000, or 2.8%, from $4,460,000 at June 30, 2001 to $4,584,000 at June 30, 2002. This increase is due, in part, to the annual salary adjustments that are made each year in order to maintain compensation at a level that will attract and retain employees, as well as an increase in expenses related to retirement benefits, offset by a reduction in health insurance costs. Occupancy and equipment expense experienced little change and was $1,010,000 at June 30, 2002, compared to $1,007,000 at June 30, 2001. Other non-interest expenses increased $139,000, or 5.8%, from $2,389,000 at June 30, 2001 to $2,528,000 at June 30, 2002. Increases in this area were noted in expenses related to franchise tax, Trust, service charges, telephone, professional fees and data processing. These increases were offset by decreases in directors' fees, stationary and supplies and advertising.

Total other expenses for the three months ended June 30, 2002, increased by $140,000 from $3,941,000 at June 30, 2001 to $4,081,000 at June 30, 2002.
Salaries and employee benefits increased by $57,000, or 2.6%, from $2,215,000 at June 30, 2001 to $2,272,000 at June 30, 2002. This increase during the three month period is substantially the same as that for the full six months. Occupancy and equipment expense was relatively unchanged and was $508,000 for the three months ended June 30, 2002 compared to $505,000 for the same period in 2001. Other non-interest expenses increased $80,000, or 6.6%, from $1,221,000 at June 30, 2001 to $1,301,000 at June 30, 2002. The increase in this area is substantially the same as that for the full six months.
























-------------------------------------------------------------------------------

                               WAYNE BANCORP, INC
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

-------------------------------------------------------------------------------

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

There are several methods employed by the Company to monitor and control interest rate risk. One such method is using a "GAP" analysis. The GAP is defined as the repricing variance between rate sensitive assets and rate sensitive liabilities within certain periods. The repricing can occur due to changes in rates on variable rate products as well as maturities of interest-earning assets and interest-bearing liabilities. A high ratio of interest sensitive liabilities, generally referred to as a negative GAP, tends to benefit net interest income during periods of falling interest rates as the average rate paid on interest-bearing liabilities declines faster than the average rate earned on interest-earning assets. The opposite holds true during periods of rising interest rates. The Company attempts to minimize the interest rate risk through management of the GAP in order to achieve consistent shareholder return. Based on loan demand and funding needs, Management attempts to manage the GAP position by adjusting maturities and rates on deposit products accordingly. Another strategy used by the Company is to originate variable rate loans tied to market indices. Such loans reprice on an annual, quarterly, monthly or daily basis as the underlying market index changes. Currently, approximately 50% of the Company's loan portfolio is written as variable rate. The Company also invests excess funds in liquid federal funds that mature and reprice on a daily basis. The Company also maintains all of its securities in the available-for-sale portfolio to take advantage of interest rate fluctuations and to maintain liquidity for loan funding and deposit withdrawals.

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




-------------------------------------------------------------------------------

                               WAYNE BANCORP, INC
                           PART II - OTHER INFORMATION

-------------------------------------------------------------------------------


Item 1.    LEGAL PROCEEDINGS
           None.

Item 2.    CHANGES IN SECURITIES
           None.

Item 3.    DEFAULTS UPON SENIOR SECURITIES
           None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)   Annual Shareholders' Meeting

           Date: April 25, 2002


           Description: Election of Directors

           James O. Basford                       FOR:  3,877,854                WITHHELD:  78,232
           John C. Johnston III                   FOR:  3,946,222                WITHHELD:   9,864
           Philip S. Swope                        FOR:  3,943,417                WITHHELD:  12,669
           David E. Taylor                        FOR:  3,944,334                WITHHELD:  11,752

In addition to the directors that were re-elected above, directors continuing in office until the annual meeting in 2003 are David P. Boyle, B. Diane Gordon, Stephen L. Shapiro and Bala Venkataraman. Directors continuing in office until the annual meeting in 2004 are Gwenn E. Bull, David L. Christopher, Dennis B. Donahue and Jeffrey E. Smith.

Description: Ratify the engagement of Crowe, Chizek & Company LLP as the independent auditor.


           FOR:  3,926,550                        AGAINST:  3,964                ABSTAIN:  25,572

Item 5.    OTHER INFORMATION
           None.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K
           Exhibit 99.1
           Exhibit 99.2





-------------------------------------------------------------------------------

                               WAYNE BANCORP, INC
                                   SIGNATURES

-------------------------------------------------------------------------------


Pursuant to the requirement of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  AUGUST 9, 2002                           \s\ DAVID P. BOYLE
       --------------                           -------------------------------
                                                David P. Boyle
                                                President and CEO





Date:  AUGUST 9, 2002                           \s\ JOHN A. LENDE
       --------------                           -------------------------------
                                                John A. Lende
                                                Secretary/Treasurer




























-------------------------------------------------------------------------------