Form 10-Q
period 2002-09-30
WAYNE BANCORP INC /OH/
filed 2002-11-18
CIK 788134

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

 (Mark One)

   [X]             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

   [ ]             TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

For the transition period from __________ to ____________.

Commission File Number           014612
                             --------------

                               WAYNE BANCORP, INC
             (Exact name of registrant as specified in its charter)

           Ohio                                                34-1516142
           ----                                                ----------
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

Yes  [X]     No [ ]

As of October 31, 2002, the latest practicable date, 4,577,679 shares of the issuer's common shares, $1.00 stated value, were issued and outstanding.


--------------------------------------------------------------------------------

                               WAYNE BANCORP, INC


                                      INDEX
                                    FORM 10-Q
                    For the Quarter Ended September 30, 2002



                                                                           Page
                                                                           ----

PART I - FINANCIAL INFORMATION

  Item 1.     Condensed Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets....................     3

              Condensed Consolidated Statements of Income
                and Comprehensive Income...............................     4

              Condensed Consolidated Statements of Cash Flows .........     5

              Notes to Condensed Consolidated Financial Statements ....     6

  Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations....................    10

  Item 3.     Quantitative and Qualitative Disclosures about
                Market Risk............................................    14

  Item 4.     Controls and procedures..................................    15

Part II - Other Information............................................    16

SIGNATURES ............................................................    17


--------------------------------------------------------------------------------

                               WAYNE BANCORP, INC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------


Item 1.  Financial Statements
         --------------------

                                                                                     September 30,   December 31,
                                                                                         2002            2001
                                                                                         ----            ----
                                                                                            (In thousands)
ASSETS
Cash and due from banks                                                               $    26,911    $    28,738
Federal funds sold                                                                            690          3,975
                                                                                      -----------    -----------
         Total cash and cash equivalents                                                   27,601         32,713
Securities available-for-sale                                                             172,763        165,098
Loans held-for-sale                                                                        16,377         11,881
Loans                                                                                     377,973        387,484
     Allowance for loans                                                                   (6,065)        (5,821)
                                                                                      ------------   ------------
     Net loans                                                                            371,908        381,663
Premises and equipment                                                                     10,875          9,813
Accrued interest receivable and other assets                                                7,260          7,554
                                                                                      -----------    -----------

         Total assets                                                                 $   606,784    $   608,722
                                                                                      ===========    ===========


LIABILITIES
Deposits
     Interest bearing                                                                 $   432,356    $   429,253
     Non-interest bearing                                                                  74,635         72,323
                                                                                      -----------    -----------
         Total deposits                                                                   506,991        501,576

Short-term borrowings                                                                      25,770         33,635
Federal Home Loan Bank advances and other borrowed funds                                    3,405          6,896
ESOP Loan                                                                                   1,671          1,800
Other liabilities                                                                           3,238          3,014
                                                                                      -----------    -----------
         Total liabilities                                                                541,075        546,921

SHAREHOLDERS' EQUITY
Common stock, $1.00 stated value                                                            4,917          4,917
     Shares authorized - 12,000,000 in 2002 and 2001
     Shares issued - 4,916,911 in 2002
                     4,917,219 in 2001
     Shares outstanding - 4,600,179 in 2002
                          4,657,531 in 2001
Paid-in capital                                                                            13,159         13,148
Retained earnings                                                                          54,671         50,748
Unearned ESOP shares                                                                       (1,516)        (1,651)
Treasury stock, at cost                                                                    (9,010)        (7,547)
Accumulated other comprehensive income                                                      3,488          2,186
                                                                                      -----------    -----------
         Total shareholders' equity                                                        65,709         61,801
                                                                                      -----------    -----------

     Total liabilities and shareholders' equity                                       $   606,784    $   608,722
                                                                                      ===========    ===========


--------------------------------------------------------------------------------

      See accompanying notes to condensed consolidated financial statements

                               WAYNE BANCORP, INC
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                              Three Months Ended             Nine Months Ended
                                                                 September 30,                 September 30,
                                                             2002            2001           2002           2001
                                                             ----            ----           ----           ----
                                                                             (In thousands)
INTEREST INCOME
    Interest and fees on loans                            $     6,958    $     8,339    $    21,143     $    24,890
    Taxable securities                                          1,516          1,422          4,729           4,467
    Non-taxable securities                                        501            446          1,474           1,319
    Other interest income                                          24             28             96             247
                                                          -----------    -----------    -----------     -----------
       Total interest income                                    8,999         10,235         27,442          30,923
                                                          -----------    -----------    -----------     -----------

INTEREST EXPENSE
    Interest on deposits                                        2,844          3,785          8,810          11,949
    Interest on federal funds purchased and
      repurchase agreements                                        81            226            260             869
    Interest on Federal Home Loan Bank
      advances and other borrowed funds                            87            129            315             297
                                                          -----------    -----------    -----------     -----------
       Total interest expense                                   3,012          4,140          9,385          13,115
                                                          -----------    -----------    -----------     -----------

NET INTEREST INCOME                                             5,987          6,095         18,057          17,808

Provision for loan losses                                         150             69            450             207
                                                          -----------    -----------    -----------     -----------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                                   5,837          6,026         17,607          17,601

Other income
    Service charges and fees on deposit accounts                  572            539          1,598           1,573
    Income from fiduciary activities                              360            360          1,080           1,080
    Net gain on sale of securities                                  0             33             62              33
    Other non-interest income                                     248            240            839             550
                                                          -----------    -----------    -----------     -----------
       Total other income                                       1,180          1,172          3,579           3,236
                                                          -----------    -----------    -----------     -----------

Other expenses
    Salaries and employee benefits                              2,276          2,315          6,860           6,775
    Occupancy and equipment                                       511            535          1,521           1,542
    Other operating expenses                                    1,280          1,220          3,808           3,609
                                                          -----------    -----------    -----------     -----------
       Total other expenses                                     4,067          4,070         12,189          11,926
                                                          -----------    -----------    -----------     -----------

INCOME BEFORE INCOME TAXES                                      2,950          3,128          8,997           8,911
Income tax expense                                                835            916          2,569           2,634
                                                          -----------    -----------    -----------     -----------

NET INCOME                                                      2,115          2,212          6,428           6,277
Other Comprehensive Income                                        871          1,219          1,302           2,155
                                                          -----------    -----------    -----------     -----------

Comprehensive Income                                      $     2,986    $     3,431    $     7,730     $     8,432
                                                          ===========    ===========    ===========     ===========

Earnings per common share - basic                         $      0.47    $      0.47    $      1.41     $      1.32
                                                          ===========    ===========    ===========     ===========
Earnings per common share - diluted                       $      0.47    $      0.47    $      1.41     $      1.32
                                                          ===========    ===========    ===========     ===========
Dividends per share                                       $      0.18    $      0.16    $      0.54     $      0.49
                                                          ===========    ===========    ===========     ===========


--------------------------------------------------------------------------------

      See accompanying notes to condensed consolidated financial statements

                               WAYNE BANCORP, INC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                          Nine Months Ended
                                                                                             September 30,
                                                                                          2002          2001
                                                                                          ----          ----
                                                                                            (In thousands)

Net cash from operating activities                                                    $    3,437    $    7,884

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available-for-sale
         Purchases                                                                       (59,038)      (36,181)
         Proceeds from maturities and repayments                                          45,356        40,796
         Proceeds from sales                                                               7,336            49
     Net change in loans                                                                   9,579       (46,544)
     Purchase of premises and equipment                                                   (1,812)       (1,241)
     Proceeds from sales of premises                                                          67           351
                                                                                      ----------    ----------
         Net cash from investing activities                                                1,488       (42,770)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                                5,416        18,547
     Net change in short-term borrowings                                                  (7,865)       (2,111)
     Proceeds from Federal Home Loan Bank advances                                                       4,950
     Repayment of Federal Home Loan Bank advances                                         (3,480)       (2,060)
     Repayment of ESOP loan and other borrowed funds                                        (140)         (210)
     Cash dividends paid                                                                  (2,157)       (2,010)
     Treasury stock purchased                                                             (1,811)       (1,580)
                                                                                      -----------   ----------
         Net cash from financing activities                                              (10,037)       15,526
                                                                                      -----------   ----------

Net change in cash and cash equivalents                                                   (5,112)      (19,360)

Cash and cash equivalents at beginning of period                                          32,713        43,844
                                                                                      ----------    ----------

Cash and cash equivalents at end of period                                            $   27,601    $   24,484
                                                                                      ==========    ==========


--------------------------------------------------------------------------------

      See accompanying notes to condensed consolidated financial statements

                               WAYNE BANCORP, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of Management, are necessary to present fairly the financial position of Wayne Bancorp, Inc. (the "Company") at September 30, 2002, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the financial statements, and notes thereto, of the Company for the year ended December 31, 2001, included in its 2001 annual report. Refer to the accounting policies of the Company described in the notes to the financial statements contained in the Company's 2001 annual report. The Company has consistently followed these policies in preparing this Form 10-Q.

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

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 143, "Asset Retirement Obligation." The provisions of this standard apply to asset retirements beginning in 2003. The Company does not believe this standard will have a material affect on its financial position or results of operations.

Effective January 1, 2002, the Company adopted SFAS No, 144, "Impairment or Disposal of Long-Lived Assets." The effect of this standard on the financial position and results of operations of the Company was not material.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendments of FASB Statement No. 13, and Technical Corrections." This Statement eliminates inconsistency between the required accounting for certain lease modifications that have economic effects

--------------------------------------------------------------------------------

                               WAYNE BANCORP, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

--------------------------------------------------------------------------------

similar to sale-leaseback transactions and sale-leaseback transactions. The Company does not believe this statement will have a material effect on its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses the timing of recognition of a liability for exit and disposal cost at the time a liability is incurred, rather than at a plan commitment date, as previously required. Exit or disposal costs will be measured at fair value, and the recorded liability will be subsequently adjusted for changes in estimated cash flows. This statement is required to be effective for exit or disposal activities entered after December 31, 2002, and early adoption is encouraged. The Company does not believe this statement will have a material effect on its financial position or results of operations.

SFAS No. 147, "Acquisitions of Certain Financial Institutions" became effective October 1, 2002. This standard requires any unidentifiable intangible asset previously recorded as the result of a business combination to be reclassified as goodwill and the amortization of this asset will cease. The effect of this standard on the financial position and results of operations of the Company was not material, as the Company does not have any unidentified intangible assets.

NOTE 2 - SECURITIES

During the nine months ended September 30, 2002 proceeds from the sale of securities were $7.3 million, with gross realized gains of $64 thousand and gross realized losses of $2 thousand included in earnings. There were no sales of securities during the three months ended September 30, 2002. During the three and nine months ended September 30, 2001, proceeds from the sale of securities were $49 thousand, with gross realized gains of $33 thousand included in earnings.

Securities available-for-sale were as follows:

                                                                        Gross         Gross         Estimated
                                                      Amortized      Unrealized    Unrealized         Fair
         September 30, 2002                             Cost            Gains        Losses           Value
         ------------------                             ----            -----        ------           -----
                                                                           (In thousands)

             U.S. Treasury                           $     8,016     $       279    $              $     8,295
             Federal Agency Obligations                   45,640           1,300                        46,940
             Federal Agency Pools                         27,829             736            (14)        28,551
             Obligations of state and
               political subdivisions                     56,639           2,316                        58,955
             Corporate Obligations                        26,060             744            (12)        26,792
             Other securities                              3,294              40           (104)         3,230
                                                     -----------     -----------    ------------   -----------

                Total                                $   167,478     $     5,415    $      (130)   $   172,763
                                                     ===========     ===========    ============   ===========

--------------------------------------------------------------------------------

                               WAYNE BANCORP, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

--------------------------------------------------------------------------------

                                                                         Gross         Gross         Estimated
                                                       Amortized      Unrealized    Unrealized         Fair
                                                         Cost            Gains        Losses           Value
                                                         ----            -----        ------           -----
                                                                           (In thousands)
         December 31, 2001
         -----------------

             U.S. Treasury                           $    17,549     $       486    $              $    18,035
             Federal Agency Obligations                   44,031             820            (12)        44,839
             Federal Agency Pools                         11,966             241                        12,207
             Obligations of state and
               political subdivisions                     55,027           1,072            (68)        56,031
             Corporate Obligations                        30,076             919                        30,994
             Other securities                              3,136              28           (173)         2,991
                                                     -----------     -----------    -----------    -----------

                Total                                $   161,785     $     3,566    $      (253)   $   165,098
                                                      ==========     ===========    ===========    ===========


NOTE 3 - LOANS

Loans are comprised of the following:

                                                                   September 30,   December 31,
                                                                       2002            2001
                                                                       ----            ----
                                                                           (In thousands)

           Commercial                                             $    239,707     $    224,743
           Real estate                                                  85,904          103,896
           Consumer installment                                         36,741           44,544
           Home equity                                                  15,424           13,758
           Direct lease financing                                          786            1,175
           Other loans                                                      80              201
                                                                  ------------     ------------

                Gross loans                                            378,642          388,317
           Less: Net deferred loan fees                                   (592)            (627)
                 Unearned income on leases                                 (77)            (161)
                                                                 -------------     ------------

                Total loans                                       $    377,973     $    387,484
                                                                  ============     ============



--------------------------------------------------------------------------------

                               WAYNE BANCORP, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

--------------------------------------------------------------------------------

Impaired loans were as follows:

                                                                      September 30,   December 31,
                                                                           2002           2001
                                                                            ----          ----

     Period-end loans with no allocated allowance for loan losses         $    0         $    0
     Period-end loans with allocated allowance for loan losses               460          1,250
                                                                          ------         ------

         Total                                                            $  460         $1,250
                                                                          ------         ------

     Amount of the allowance for loan losses allocated                    $  460         $  452
                                                                          ------         ------

Non-performing loans were as follows:

     Loans past due over 90 days and accruing interest                    $  849         $  217
     Non-accrual loans                                                       893            800

NOTE 4 - EARNINGS PER COMMON SHARE

The factors used in the earnings per common share are as follows:

                                                          Three Months Ended              Nine Months Ended
                                                             September 30,                  September 30,
                                                        2002            2001           2002            2001
                                                        ----            ----           ----            ----
Basic
Net income                                           $     2,115     $     2,212    $     6,428    $     6,277
Weighted average common
  shares outstanding                                   4,608,111       4,791,572      4,631,652      4,811,120
Less: Average unallocated ESOP shares                    (70,518)        (76,533)       (72,545)       (49,109)
                                                     -----------     -----------    -----------    -----------

Average shares                                         4,537,593       4,715,039      4,559,107      4,762,011
                                                     ===========     ===========    ===========    ===========

Basic earnings per common share                      $      0.47     $     0.47     $      1.41    $      1.32
                                                     ===========     ==========     ===========    ===========

Diluted
Net income                                           $     2,115     $     2,212    $     6,428    $     6,277
Weighted average shares outstanding
  for basic earnings per common share                  4,537,593       4,715,039      4,559,107      4,762,011
Add:  Dilutive effects of assumed
  exercise of stock options                               11,763           5,702         10,902          4,627
                                                     -----------     -----------    -----------    -----------

Average shares and dilutive
  Potential common shares                              4,549,356       4,720,741      4,570,009      4,766,638
                                                     ===========     ===========    ===========    ===========

Diluted earnings per common share                    $      0.47     $     0.47     $      1.41    $      1.32
                                                     ===========     ==========     ===========    ===========

Stock options for 50,715 shares of common stock and 54,705 shares of common stock were not considered in computing diluted earnings per common share for the three and nine months ended September 30, 2002 and 2001 respectively because they were antidilutive.


--------------------------------------------------------------------------------

                               WAYNE BANCORP, INC
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis
         -------------------------------------

INTRODUCTION

The following discusses the financial condition as of September 30, 2002, as compared to December 31, 2001 and the results of operations for the three and nine months ended September 30, 2002 and the same periods in 2001. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

LIQUIDITY

The main objectives of asset/liability management are to provide adequate liquidity and to minimize interest rate risk. Liquidity is the ability to meet cash flow needs, which in the banking industry, refers to the Company's ability to fund customer borrowing needs as well as deposit withdrawals. The Company's primary source of liquidity is from overnight federal funds sold and securities available-for-sale. In addition, other assets such as cash and due from banks and maturing loans also provide additional sources of liquidity. At September 30, 2002, the amount of cash and due from banks and securities and loans with scheduled maturities and or repricing within the next three months was approximately $188 million. The Company continues to keep a balance between short and long-term investment securities that will provide adequate liquidity and maximize earnings. Based on the Company's capital position, profitability and reputation, the available liquidity sources are considered adequate to meet the current and projected needs of the Company.

CAPITAL

The Company's capital adequacy is a primary concern in our industry, and is measured by several key ratios. A long-standing measure of capital adequacy is the percentage of shareholders' equity to total assets. At September 30, 2002, the Company's equity-to-asset ratio adjusted by the impact of accumulated other comprehensive income was 10.3% compared to 9.8% at December 31, 2001. Regulators of the banking industry focus primarily on two other measurements of capital - the risk-based capital ratio and the leverage ratio. The risk-based capital ratio consists of a numerator of allowable capital components and a denominator of an accumulation of risk-weighted assets. With a significant portion of the Company's investment securities portfolio in government related low risk categories and a fair amount of the loan portfolio in one-to-four family mortgage loans with a 50% risk assessment, the risk- based capital ratio is 16.3% at September 30, 2002, and 15.4% at December 31, 2001. This compares to a required minimum of 10% to be considered well capitalized.


--------------------------------------------------------------------------------

                               WAYNE BANCORP, INC
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

The regulators require a minimum leverage capital ratio of 5% to be considered well capitalized. The leverage ratio is calculated as equity capital less certain intangible assets divided by total assets less the same intangible assets. At September 30, 2002, and December 31, 2001, the ratios were 10.2% and 9.8% respectively.

The Company's deposit insurance premiums which are paid to the Federal Deposit Insurance Corporation (FDIC) are based, in part, on these capital ratios. The FDIC considers a bank "adequately capitalized" if the capital ratios are: Total risk-based equity 8%, Tier 1 risk-based 4% and a leverage ratio of 4%. The FDIC considers a bank "well capitalized" with comparable capital ratios of 10%, 6% and 5%. The Company and bank subsidiaries are considered "well capitalized" and therefore are subject to the lowest deposit insurance premiums available.

Management is not aware of any matters subsequent to September 30, 2002 that would cause the Company's capital category to change.

FINANCIAL CONDITION

The total assets of the Company decreased by $1.9 million or .3% from December 31, 2001 to September 30, 2002. This decrease is primarily due to a $5.0 million reduction in loan balances due to selling $24.9 million of mortgage loans into the secondary market. Proceeds from these loan sales were used to fund a $4.4 million increase in investments and federal funds sold as well as a $7.9 million reduction in short-term borrowings, and a $3.5 million reduction on Federal Home Loan Bank (FHLB) advances and other borrowed funds. Total deposits increased by $5.4 million, with increases primarily in savings accounts and certificates of deposits.

Loans, excluding loans held-for-sale, at September 30, 2002 were $378.0 million, which is a decline of $9.5 million from December 31, 2001. This decline is primarily related to the sale of $24.9 million of mortgage loans into the secondary market and continued reductions in the consumer installment loan area due to the low rate incentives offered by the auto manufacturers. Reductions in these two areas is partially offset by growth of $15.0 million in commercial loans, and growth of $1.7 million in home equity loans. Despite the weak economic conditions the Company experienced steady demand in commercial loans during the first six months of 2002, however growth did slow during the third quarter due to the sustained weakness in the economy. Management anticipates that future loan growth will continue to be hampered as a result of weak economic conditions, uncertainty in the financial markets and the slow pace of the economic recovery.

As of September 30, 2002, the Company had $16.4 million of one-to-four family residential mortgage loans classified as held-for-sale, compared to $11.9 million at December 31, 2001. Through September 30, 2002 the Company sold $24.9 million of mortgage loans into the secondary market, while during the fourth quarter of 2001, sales were $32.4 million. Management considers the sale of loans into the secondary market based on overall portfolio composition, interest rate risk and liquidity.

Based on current economic conditions, and trends in the financial markets management expects interest rates to remain stable or flat through the second quarter of 2003, with expectations that rates will increase slightly during the second half of 2003. Rate increases, which signal signs of a stronger economy and higher inflation, impact rates offered on various loan and deposit products. Most susceptible are the variable rate products that change based on various indices, such as the prime rate of interest and treasury rates.

Total securities available-for-sale increased by $7.7 million through the third quarter of 2002, while federal funds sold declined by $3.9 million. This increase in securities is primarily due to investing the proceeds from the mortgage loan sales into short-term securities. As these securities mature it is anticipated that the proceeds will be used to fund future growth in the loan portfolio, or reinvested into similar securities.

--------------------------------------------------------------------------------

                               WAYNE BANCORP, INC
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


Total deposits have increased by $5.4 million for the period ended September 30, 2002. This growth in deposits is due to increases in non-interest bearing accounts as well as savings and certificates, offset by a reduction in interest bearing checking accounts. Due to the current economic conditions, Management is aware that some of this deposit growth may be attributed to the weak equity markets and that when the economy recovers, these deposits may be subject to withdrawal. Despite this recent trend, Management continues its long-term focus on growing its core deposit base to facilitate asset growth and meet loan demand. To do this management analyzes rates paid on deposits within its market area on a weekly basis to ensure the Company's rates on similar products are competitive in order to both grow and retain deposits.

Short-term borrowings, which consists of securities sold under agreements to repurchase and federal funds purchased, decreased $7.9 million for the nine months ended September 30, 2002. This decrease is primarily related to the soft economic conditions as commercial customers are utilizing these funds to cash flow current operations.

FHLB advances and other borrowed funds decreased by $3.5 million during the first nine months of 2002. This decrease is primarily related to scheduled principal repayments with no new advances or borrowings. The Company considers FHLB advances to be an alternative funding source to core deposit growth and primarily structures these advances to fund loans with similar repayment characteristics.

RESULTS OF OPERATIONS

Net income was $6,428,000 for the first nine months of 2002 compared to $6,277,000 for the same period in 2001. Earnings per common share for the nine months ended September 30, 2002 and 2001 were $1.41 and $1.32 per share respectively. Dividends were $.54 per share for the first nine months of 2002 and $.49 per share for the same period in 2001.

For the three months ended September 30, 2002, net income was $2,115,000, or $.47 per share, with dividends paid of $.18 per share. This compares to net income of $2,212,000, or $.47 per share, with dividends paid of $.16 per share for the three months ended September 30, 2001.

Total interest income for the nine months ended September 30, 2002 was $27.4 million, which decreased $3.5 million, or 11.3%, from the $30.9 million earned in the comparable period last year. Although the Company has increased earning assets by $8.6 million from one year ago, the Federal Open Market Committee
(FOMC) lowered rates by 475 basis points during 2001, which has negatively impacted the Company's yield on these assets. Total interest income for the three months ended September 30, 2002 decreased by $1.2 million from the comparable three month period one year ago, and is also due to the same rate reductions.

Total earning assets were $567.8 million and $559.2 million at September 30, 2002 and 2001. The increase in earning assets is due to growth in securities and federal funds sold of $35.5 million, offset by a reduction in total loans of $26.9 million. The weighted average interest earned on these assets has decreased from 7.69% at September 30, 2001 to 6.41% at September 30, 2002.

Total interest bearing liabilities at September 30, 2002 and 2001 were $463.2 and $455.1 million respectively. The weighted average interest rate paid for these liabilities has decreased from 4.05% at September 30, 2001 to 2.69% at September 30, 2002.

The net effect of the changes in interest earning assets and interest bearing liabilities, combined with the repricing that has occurred since September 30, 2001, caused an increase in net interest income of $249,000, or 1.4%, for the nine months ended September 30, 2002.

--------------------------------------------------------------------------------

                               WAYNE BANCORP, INC
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

The provision for loan losses was $450,000 for the nine-month period ending September 30, 2002 compared to $207,000 for the same period in 2001, while the ratio of the allowance for loan losses to total loans was 1.54% and 1.29% respectively. The increase in the provision is due to a corresponding increase in actual charge-offs. For the nine months ended September 30, 2002, the Company recorded charge-offs of $404,000 compared to $267,000 for the same period last year, which is an increase of $137,000, or 51.3%. The increase in the allowance ratio is primarily due to the growth in the allowance over the prior period without a corresponding increase in loans. The provision for the three months ended September 30, 2002 was $150,000, compared to $69,000 for the same three month period in 2001. Given the make-up of the loan portfolio, and considering past due loans, charge-off and recovery history as well as general economic conditions, Management considers the allowance for loan losses to be adequate and sufficient to cover probable incurred credit losses. Based on softening loan demand and a stable level of non-performing loans, Management expects that the provision during the fourth quarter of 2002 will be less than that in the third quarter.

Total other expenses increased by $263,000 for the nine months ended September 30, 2002 compared to the same period in 2001. Salaries and employee benefits increased by $85,000, or 1.3%, from $6,775,000 at September 30, 2001 to $6,860,000 at September 30, 2002. This increase is due, in part, to the annual salary adjustments that are made each year in order to maintain compensation at a level that will attract and retain employees, as well as an increase expenses related to retirement benefits offset by a reduction in employee health insurance due to a decrease in related claims. The salary component increased by $201,000 and expenses for retirement benefits increased by $119,000, while health insurance decreased by $253,000. Occupancy and equipment expense decreased $21,000, or 1.4%, from $1,542,000 at September 30, 2001 to $1,521,000 at September 30, 2002. Other non-interest expenses increased $199,000, or 5.5%, from $3,609,000 at September 30, 2001 to $3,808,000 at September 30, 2002.
Increases in this area were noted in, franchise tax, Trust department expenses, service charges, telephone, advertising, automated teller machine (ATM) expense, and computer expense. These increases were offset by decreases in director's fees, insurance, stationary and supplies, donations and losses on deposits.

Total other expenses for the three month period ended September 30, 2002, decreased by $2,000 from $4,070,000 at September 30, 2001 to $4,068,000 at
September 30, 2002. Salaries and employee benefits decreased by $39,000, or 1.7%, from $2,315,000 at September 30, 2001 to $2,276,000 at September 30, 2002.
This decrease during the three month period is primarily due to a reduction in health insurance of $137,000 offset by an increase in salaries and retirement benefits of $65,000 and $32,000 respectively. Occupancy and equipment expense decreased by $24,000, or 4.5%, from $535,000 at September 30, 2001 to $511,000 at September 30, 2002. This decrease is primarily due to a decrease in expenses related to building and equipment maintenance and repair compared to the same period one year ago. Other non-interest expenses increased $60,000, or 4.9%, from $1,220,000 at September 30, 2001 to $1,280,000 at September 30, 2002. For
the three month period ended September 31, 2002, increases were noted in telephone expense, service charges, advertising, education and computer expense, with decreases in stationary and supplies and losses on deposits.

--------------------------------------------------------------------------------

                               WAYNE BANCORP, INC
             QUANTITATIVE AND QUALITATIVE MEASURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

Item 3. Quantitative and qualitative disclosures about market risk.
        -----------------------------------------------------------

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

There are several methods employed by the Company to monitor and control interest rate risk. One such method is using a "GAP" analysis. The GAP is defined as the repricing variance between rate sensitive assets and rate sensitive liabilities within certain periods. The repricing can occur due to changes in rates on variable rate products as well as maturities of interest-earning assets and interest-bearing liabilities. A high ratio of interest sensitive liabilities, generally referred to as a negative GAP, tends to benefit net interest income during periods of falling interest rates as the average rate paid on interest-bearing liabilities declines faster than the average rate earned on interest-earning assets. The opposite holds true during periods of rising interest rates. The Company attempts to minimize the interest rate risk through management of the GAP in order to achieve consistent shareholder return. Based on loan demand and funding needs, Management attempts to manage the GAP position by adjusting maturities and rates on deposit products accordingly. Another strategy used by the Company is to originate variable rate loans tied to market indices. Such loans reprice on an annual, quarterly, monthly or daily basis as the underlying market index changes. Currently, approximately 53% of the Company's loan portfolio is written as variable rate. The Company also invests excess funds in liquid federal funds that mature and reprice on a daily basis. The Company also maintains all of its securities in the available-for-sale portfolio to take advantage of interest rate fluctuations and to maintain liquidity for loan funding and deposit withdrawals.

The Company's 2001 annual report provides a table which details information about the Company's financial instruments and their expected maturity behavior as of December 31, 2001. The table is based on information and assumptions set forth in the notes. The Company believes the assumptions utilized are reasonable. For loans, securities and liabilities with contractual maturities, the table represents principal cash flows and the weighted-average interest rate. For variable rate loans, the contractual maturity and weighted-average interest rate was used with an explanatory footnote. For liabilities without contractual maturities such as demand and savings deposit accounts, a decay rate was utilized to match their most likely withdrawal behavior. Management believes that no events have occurred since December 31, 2001 that would significantly change the ratio of maturing assets to maturing liabilities for the given time horizons.


--------------------------------------------------------------------------------

                               WAYNE BANCORP, INC
                             CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

Item 4.  Controls and Procedures
         -----------------------

Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of Wayne Bancorp, Inc.'s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Wayne Bancorp, Inc. in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in Wayne Bancorp Inc.'s internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


--------------------------------------------------------------------------------

                               WAYNE BANCORP, INC
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------


Item 1.    Legal Proceedings
           -----------------
           None.

Item 2.    Changes in Securities
           ---------------------
           None.

Item 3.    Defaults Upon Senior Securities
           -------------------------------
           None.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------
           None

Item 5.    Other Information
           -----------------
           None.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------
           Exhibit 99.1 Certification of periodic financial reports Exhibit 99.2 Certification of periodic financial reports Exhibit 99.3 Certification of periodic financial reports Exhibit 99.4 Certification of periodic financial reports


--------------------------------------------------------------------------------

                               WAYNE BANCORP, INC
                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirement of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  November 12, 2002                  \s\ David P. Boyle
       -----------------                  ------------------
                                          David P. Boyle
                                          President and Chief Executive Officer





Date:  November 12, 2002                  \s\ John A. Lende
       -----------------                  -----------------
                                          John A. Lende
                                          Secretary and Treasurer







--------------------------------------------------------------------------------