Form 10-K
period 2002-12-31
WAYNE BANCORP INC /OH/
filed 2003-03-20
CIK 788134

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 2002

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from .................... to .............

                           Commission File No. 014612

                               WAYNE BANCORP, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

           OHIO                                           34-1516142
           ----                                           ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

112 West Liberty Street, PO Box 757, Wooster, Ohio                 44691
--------------------------------------------------
(Address of principal executive offices)                        (Zip code)

                                 (330) 264-1222
                                 --------------
              (Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

  Title of each class                 Name of each exchange on which registered
  -------------------                 -----------------------------------------
         None                                         None

Securities registered under Section 12(g) of the Exchange Act:

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

                            Yes [X]              No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Include by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant based on the most recent trade prices of such stock on June 30, 2002:

                Common Stock $1.00 stated value    $100,722,497

The number of shares outstanding of the issuer's classes of common stock as of January 31, 2003:

                Common Stock $1.00 stated value      4,774,565

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2002 and portions of the Registrant's Proxy Statement for the Annual Shareholders Meeting to be held May 29, 2003 are incorporated by reference into Parts I, II and III.

                                TABLE OF CONTENTS
                               WAYNE BANCORP, INC.
                                    FORM 10-K

PART I                                                                                                     PAGE
------                                                                                                     ----
      ITEM 1.  Description of business .................................................................      3

      ITEM 2.  Description of property .................................................................     16

      ITEM 3.  Legal proceedings .......................................................................     16

      ITEM 4.  Submission of matters to a vote of security holders .....................................     16

PART II

      ITEM 5.  Market for the Registrant's common stock and related Shareholder matters ................     17

      ITEM 6.  Selected financial data .................................................................     17

      ITEM 7.  Management discussion and analysis of financial condition and results of operations .....     17

      ITEM 7A. Quantitative and qualitative disclosures about market risk ..............................     17

      ITEM 8.  Financial statements and supplementary data .............................................     17

      ITEM 9.  Changes in and disagreements with accountants on accounting and financial disclosures ...     17

PART III

      ITEM 10. Directors and Executive Officers of the Registrant ......................................     17

      ITEM 11. Executive compensation ..................................................................     17

      ITEM 12. Security ownership of certain beneficial owners and management ..........................     18

      ITEM 13. Certain relationships and related transactions ..........................................     18

      ITEM 14. Controls and Procedures..................................................................     18

PART IV

      ITEM 15. Exhibits, financial statement schedules and reports on Form 8-K .........................     19

EXHIBIT INDEX ..........................................................................................     19

SIGNATURES .............................................................................................     20

--------------------------------------------------------------------------------

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

GENERAL DEVELOPMENT OF BUSINESS:

Wayne Bancorp, Inc. is a multi-bank holding company. Its bank subsidiaries, Wayne County National Bank (WCNB) and Chippewa Valley Bank (CVB), conduct general commercial and retail banking business. The Company's non-bank affiliates MidOhio Data, Incorporated (MID) performs proof operations for WCNB and data processing for CVB, while Chippewa Valley Title Agency, Inc. (CVT) a wholly-owned subsidiary of WCNB, performs services related to title insurance for the bank subsidiaries. These entities are collectively referred to as the Company. Wayne Bancorp, Inc. was organized in April, 1986 and is reported on the NASDAQ Small Cap Market under the symbol "WNNB".

The Company offers a wide range of commercial and personal banking services primarily to its customers in Wayne, Holmes, Medina and Stark counties in Ohio. These services include a broad range of loan, deposit and trust products, retail investments and other miscellaneous services. Loan products include commercial and commercial real estate loans, a variety of mortgage and construction loan products, installment loans, home equity lines of credit, lines for overdraft protection and lease financing. Deposit products include interest and non-interest bearing checking accounts, various savings accounts, certificates of deposit and IRA's. The Investment and Trust Services group provides services in the areas of employee benefits and personal trusts. In addition, the Company provides retail investment services, including mutual funds and annuities as well as discount brokerage services. Miscellaneous services include online and telephone banking, safety deposit boxes, night depository, United States Savings Bonds, traveler's checks, money orders, utility bill payments collections and notary public services. In addition, the Company has correspondent relationships with major banks in Cleveland, Cincinnati and Chicago pursuant to which the Company receives various financial services. The subsidiaries account for substantially all of the Company's consolidated assets at December 31, 2002.

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

Business credit products include commercial loans, commercial real estate loans and leases. Commercial loans include lines and letters of credit, fixed and adjustable rate term loans, demand and time notes. Commercial real estate loans include fixed and adjustable mortgages. Loans are generally to owner occupied businesses. The portfolio also includes loans to churches, rental property, shopping plazas and residential development loans. Loans to businesses often entail greater risk because the primary source of repayment is typically dependent upon adequate cash flow of the underlying business. Cash flow of a business can be subject to adverse conditions in the economy or a specific industry. Should cash flow fail, the lender looks to the assets of the business and/or the ability of the co-makers to support the debt. Commercial lenders consider the "Five C's of Credit," character, capacity, capital, condition and collateral in making commercial credit decisions.

--------------------------------------------------------------------------------

                                  (Continued)

The Company provides both direct and indirect leasing on a limited basis. The direct leases are for specific equipment and may be open- or closed-end leases. Indirect leases are established by the same methods as an indirect consumer auto loan. Each vehicle is amortized individually over a five year period based on Internal Revenue Code guidelines.

In addition to the underwriting guidelines followed for specific loan types, the Company has underwriting guidelines common to all loan types. With regard to collateral, the Company follows supervisory limits set forth in Regulation H for transactions secured by real estate. Loans in excess of these guidelines are reported to the Board of Directors on a monthly basis. Loans not secured by real estate are analyzed on a loan by loan basis, based on collateral type guidelines as set forth in the loan policy. Appraisal policies follow and comply with provisions outlined under Title XI of the Financial Institutions Reform Recovery and Enforcement Act, (FIRREA), whereby all appraisals are done by outside independent appraisers. The Company, as a general rule, obtains an appraisal on all real estate transactions even when not required by Title XI. Approval procedures include authorities approved by the Board of Directors for individual lenders and loan committees. Retail and residential loans are centrally underwritten by their respective departments. Business credits can be approved by the individual commercial lender or taken to the Loan Committee if it exceeds individual approval limits. During 2002, the Board of Directors approved aggregate loan commitments in excess of $750 thousand up to the respective banks legal lending limit. Loans to Director's and Officers are approved by the Board of Directors.

The Officers Loan Review Committee meets on a monthly basis. The Committee reviews Bank lending trends, the Past Due report, the Watch List and various other reports in order to monitor and maintain credit quality. The Committee also reviews on a relationship basis, customers on the Bank's Watch List and credits with aggregate commitments in excess of $300 thousand.

Revenues from loans accounted for 68%, 72% and 72% of consolidated revenues in 2002, 2001 and 2000, respectively. Revenues from interest and dividends on investment securities, federal funds sold and mortgage-backed securities accounted for 20%, 17% and 18% of consolidated revenues in 2002, 2001 and 2000, respectively.

The business of the Company is not seasonal to any material degree, nor is it dependent upon a single or small group of customers whose loss would result in a material adverse effect on the Company or its subsidiaries.

REGULATION AND SUPERVISION:

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

Holding Company Activities

As a bank holding company incorporated and doing business within the State of Ohio, the Company is subject to regulation and supervision under the Bank Holding Act of 1956, as amended (the "Act"). The Company is required to file with the Federal Reserve Board on a quarterly basis information pursuant to the Act. The Federal Reserve Board may conduct examinations or inspections of the Company and its subsidiaries.

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

On November 12, 2000, the Gramm-Leach-Bliley Act (the "GLB Act") was enacted into law. The GLB Act made sweeping changes in the financial services in which various types of financial institutions may engage. The Glass-Steagall Act, which had generally prevented banks from affiliation with securities and insurance firms was repealed. Pursuant to the GLB Act, a

--------------------------------------------------------------------------------
bank holding company may elect to become a "financial holding company," provided that all of the depository institution subsidiaries of the bank holding company are "well capitalized" and "well managed" under applicable regulatory standards.

Under the GLB Act, a bank holding company that has elected to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Activities that are "financial in nature" include securities underwriting, dealing and market-making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking, and activities that the Federal Reserve Board has determined to be closely related to banking. No Federal Reserve Board approval is required for the Company to acquire a company, other than a bank holding company, bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. Prior Federal Reserve Board approval is required before the Company may acquire the beneficial ownership or control of more than 5% of the voting shares, or substantially all of the assets, of a bank holding company, bank or savings association. If any subsidiary bank of the company ceases to be "well capitalized" or "well managed" under applicable regulatory standards, the Federal Reserve Board may, among other actions, order the Company to divest the subsidiary bank. Alternatively, the Company may elect to conform its activities to those permissible for a bank holding company that is not also a financial holding company. If any subsidiary bank of the Company receives a rating under the Community Reinvestment Act of 1977 of less than satisfactory, the Company will be prohibited from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations. In order to convert to a Financial Holding Company there are certain requirements that must be met. At this time the Company is not eligible to make an election to become a Financial Holding Company; however, in the future an election is anticipated once these requirements are satisfied.

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or the "SOA." The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934, or the Exchange Act. Given the extensive SEC role in implementing rules relating to many of the SOA's new requirements, the final scope of these requirements remains to be determined.

The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

The SOA also requires the Company to disclose to shareholders whether SEC filings are available at the Company's web site. The Company's website is www.wcnb.com. Currently our SEC filings are not available at our web site as we do not have the requisite hyperlink installed for such. However SEC filings may be viewed at the SEC's web site at www.sec.gov/. In addition, the Company's SEC filings can be obtained free of charge by contacting the Secretary and Treasurer of the Company.

Affiliate Transactions

Various governmental requirements, including Sections 23A and 23B of the Federal Reserve Act, and the regulations promulgated thereunder, limit borrowings by the Company and its non-bank subsidiaries from its affiliate insured depository institutions, and also limit various other transactions between the Company and its non-bank subsidiaries on the one hand, and its affiliate insured depository institutions on the other. Sections 23A of the Federal Reserve Act also requires that an insured depository institution's loans to its non-bank affiliates be secured and Section 23B of the Federal Reserve Act requires that an insured depository institution's transactions with its non-bank affiliates be on arms-length terms.

Interstate Banking and Branching

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act ("Riegle-Neal"), subject to certain concentration limits and other requirements, bank holding companies such as the Company are permitted to acquire banks and bank holding companies located in any state. Any bank that is a subsidiary of a bank holding company is permitted to receive deposits, renew time deposits, close loans, service loans and receive loan payments as an agent for any other bank subsidiary of that bank holding company. Banks are permitted to acquire branch offices outside their home states by merging with out-of-state banks, purchasing branches in other states and establishing de novo branch offices in other states. The ability of banks to acquire branch offices is contingent, however, on the host state having adopted legislation "opting in" to those provisions of Riegle-Neal. In action, the ability of a bank to merge with a bank located in another state is contingent on the host state not having adopted legislation "opting out" of that provision of Riegle-Neal. The Company may from time to time use Riegle-Neal to acquire banks in additional states and to consolidate its bank subsidiaries, although the Company does not contemplate any such action at this time.

Control Acquisitions

The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company, unless the Federal Reserve Board has been notified and has not objected to the transaction. Under the rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Company, would, under the circumstances set forth in the presumption, constitute acquisition of control of the bank holding company. In addition, a company is required to obtain the approval of the Federal Reserve Board under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of outstanding voting stock of a bank holding company, or otherwise obtaining control or a "controlling influence" over that bank holding company.

On December 9, 2002, Wayne Bancorp, Inc. signed a definitive agreement to merge with Banc Services, Corp., located in Orrville, Ohio. Upon closing of this transaction, The Savings Bank & Trust Company, a wholly-owned subsidiary of Banc Services Corp., will become a wholly-owned subsidiary of the Company, through a merger with and into Chippewa Valley Bank which following the merger will be named Savings Bank & Trust. Under the terms of the agreement, subject to certain conditions being met, Banc Services Corp. shareholders will receive 1.391 shares, as adjusted for the 5% stock dividend, of stock in Wayne Bancorp, Inc. for each share of Banc Services Corp. owned plus $14.40 in cash. The transaction is subject to shareholder and regulatory approval and is expected to close in the third quarter of 2003.

--------------------------------------------------------------------------------

Liability for Banking Subsidiaries

Under the current Federal Reserve Board policy, a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to maintain resources adequate to support each subsidiary bank. This support may be required at times when the bank holding company may not have the resources to provide it. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a U.S. federal bank regulatory agency to maintain the capital of a subsidiary bank would be assumed by the bankruptcy trustee and entitled to priority of payment. Any depository institution insured by the FDIC can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC in connection with (1) the "default" of a commonly controlled FDIC-insured depository institution; or (2) any assistance provided by the FDIC to both a commonly controlled FDIC-insured depository institution "in danger of default." All of the Company's subsidiary banks are FDIC-insured depository institutions. If a default occurred with respect to a bank, any capital loans to the bank from its parent holding company would be subordinate in right of payment to payment of the bank's depositors and certain of its other obligations.

Regulatory Capital Requirements

The Company is required by the various regulatory authorities to maintain certain capital levels. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses. The required capital levels and the Company's capital position at December 31, 2002 are summarized in the table included in Note 16 to the financial statements.

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions-well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized and requires U.S. federal bank regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank's compliance with the plan up to the lesser of 5% of the bank's assets at the time it became under-capitalized and the amount needed to comply with the plan. As of December 31, 2002, each of the Company's banking subsidiaries was well capitalized based on the prompt corrective action guidelines.

Dividend Restrictions

The ability of the Company to obtain funds for the payment of dividends and for other cash requirements will be largely dependent on the amount of dividends which may be declared by its banking subsidiaries. Various U.S. federal and state statutory provisions limit the amount of dividends the Company's banking subsidiaries can pay to the Company without regulatory approval. Dividend payments by national banks are limited to the lesser of (1) the level of undivided profits; (2) the amount in excess of which the bank ceases to be at least adequately capitalized; and (3) absent regulatory approval, an amount not in excess of net income for the current year combined with retained net income for the preceding two years. Ohio chartered, member banks may not declare a dividend without the approval of both the Ohio Division of Financial Institutions and the Federal Reserve if the total of dividends declared by such bank in a calendar year exceeds the total of its net income for that year, combined with its retained net income from the preceding two years.

In addition, U.S. federal bank regulatory authorities have authority to prohibit the Company's banking subsidiaries from engaging in an unsafe or unsound practice in conducting their business. The payment of dividends, depending upon the financial condition of the bank in question, could be deemed to constitute an unsafe or unsound practice. The ability of the Company's banking subsidiaries to pay dividends in the future is currently, and could be further, influenced by bank regulatory policies and capital guidelines.

Deposit Insurance Assessments

The deposits of the Company's banking subsidiaries are insured up to regulatory limits by the FDIC, and, accordingly, are subject to deposit insurance assessments to maintain the Bank Insurance Fund (the "BIF") and/or the Savings Association Insurance Fund (the "SAIF") administered by the FDIC.

--------------------------------------------------------------------------------

Depositor Preference Statute

In the "liquidation or other resolution" of an institution by any receiver, U.S. federal legislation provides that deposits and certain claims for administrative expenses and employee compensation against the insured depository institution would be afforded a priority over general unsecured claims against that institution, including federal funds and letters of credit.

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

Employees

As of December 31, 2002, the Company had 220 full time employees and 40 part time employees. The Company is not a party to any collective bargaining agreement and management considers its relationship with their employees to be good.

--------------------------------------------------------------------------------

                                                                                 Year ended December 31,
                                                                                 -----------------------
                                                           2002                      2001                          2000
                                          --------------------------   ----------------------------   ----------------------------
(in thousands of dollars)                 Average                      Average                        Average
                                           Daily              Yield/    Daily                Yield/    Daily                Yield/
                                          Balance   Interest   rate    balance    Interest    rate    balance    Interest    rate
                                          -------   --------   ----    -------    --------    ----    -------    --------    ----
ASSETS

Interest-earning assets:
   Loans (including fees)(1) ..........   $391,692   $28,058   7.16%   $398,071     $33,127   8.32%   $377,942   $33,069     8.75%
   Securities: (2)
     Taxable ..........................    127,027     6,185   4.87     100,299       5,814   5.80     104,620     6,368     6.09
     Tax-exempt (3) ...................     46,635     2,973   6.38      38,097       2,791   7.33      34,776     2,680     7.71
   Federal funds sold .................      7,561       129   1.71       7,778         312   4.01       4,395       297     6.76
                                          --------   -------   ----    --------     -------   ----    --------   -------     ----
     Total interest-earning assets ....   $572,915   $37,345   6.52%   $544,245     $42,044   7.73%   $521,733   $42,414     8.13%
Non-earning assets ....................     32,767                       31,822                         32,476
                                          --------                     --------                       --------
     Total assets .....................   $605,682                     $575,967                       $554,209
                                          ========                     ========                       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:

   NOW and money market accounts ......   $135,428     1,716   1.27%   $140,340       3,793   2.70%   $130,049     4,893     3.76%
   Savings ............................     95,672     1,589   1.66      80,061       1,983   2.48      79,708     2,161     2.71
   Time deposits ......................    201,117     8,126   4.04     183,838       9,444   5.14     184,911    10,081     5.45
   Short term and other borrowed funds      34,207       715   2.09%     37,735       1,451   3.85      33,339     1,875     5.62
                                          --------   -------   ----    --------     -------   ----    --------   -------     ----
        Total interest-bearing
          liabilities .................   $466,424    12,146   2.60%   $441,974      16,671   3.77%   $428,007    19,010     4.44%
Noninterest-bearing liabilities .......     74,724                       72,709                         70,365
                                          --------                     --------                       --------
        Total liabilities .............    541,148                      514,683                        498,372
Shareholders' equity ..................     64,534                       61,284                         55,837
                                          --------                     --------                       --------
        Total liabilities &
           shareholders' equity .......   $605,682                     $575,967                       $554,209
                                          ========                     ========                       ========

Net interest income ...................              $25,199                        $25,373                      $23,404
                                                     =======                        =======                      =======

   Net interest spread ................                        3.92%                          3.96%                          3.69%
                                                               ====                           ====                           ====
   Net interest margin ................                        4.40%                          4.66%                          4.49%
                                                               ====                           ====                           ====

(1)   Nonaccrual loans are included in the average loan balance.

(2) Average balance includes unrealized gains and losses while yield is based on amortized cost.

(3) Interest income on tax exempt securities includes a taxable equivalent adjustment using a 34% tax rate.

--------------------------------------------------------------------------------

SUMMARY OF NET INTEREST INCOME CHANGES
WAYNE BANCORP, INC.

The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the major components of interest earning assets and interest bearing liabilities.

                                                     2002 vs. 2001                              2001 vs. 2000
                                                     -------------                              -------------
                                                  Increase(Decrease)(1)                   Increase(Decrease)(1)
                                          Volume        Rate           Net          Volume         Rate            Net
(in thousands of dollars)

Interest Income:
Loans                                    $  (523)      $(4,546)      $(5,069)      $ 1,716       $(1,658)      $    58
Securities:
  Taxable                                  1,394        (1,023)          371          (257)         (297)         (554)
  Non-taxable (2)                            574          (392)          182           248          (137)          111
Federal funds sold                            (8)         (175)         (183)          168          (153)           15
                                         -------       -------       -------       -------       -------       -------
Total Interest Income                      1,437        (6,136)       (4,699)        1,875        (2,245)         (370)

Interest Expense:

Now and money market accounts               (128)       (1,949)       (2,077)          363        (1,463)       (1,100)
Savings                                      339          (733)         (394)           10          (188)         (178)
Time deposits                                830        (2,148)       (1,318)          (58)         (579)         (637)
Short term and other borrowed funds         (125)         (611)         (736)          224          (648)         (424)
                                         -------       -------       -------       -------       -------       -------
Total Interest Expense                       916        (5,441)       (4,525)          539        (2,878)       (2,339)
                                         -------       -------       -------       -------       -------       -------
Net Interest Income                      $   521       $  (695)      $  (174)      $ 1,336       $   633       $ 1,969
                                         =======       =======       =======       =======       =======       =======

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

(2) Interest income on tax-exempt securities includes the effects of taxable equivalent adjustments using a 34% tax rate for each year.

--------------------------------------------------------------------------------

INVESTMENT PORTFOLIO
WAYNE BANCORP, INC.

The following table sets forth the year-end carrying value of securities available-for-sale for the last three years:

(in thousands of dollars)                           2002          2001           2000
                                                    ----          ----           ----
By type:
        U.S. Treasury and other U.S.
               Government Agency Obligations      $ 69,086      $ 62,874      $ 51,964
        Mortgage-backed securities                  24,170        12,207         9,387
        States and political subdivisions           63,505        56,031        39,732
        Other                                       28,147        33,986        37,266
                                                  --------      --------      --------
Total                                             $184,908      $165,098      $138,349
                                                  ========      ========      ========

There were no securities held-to-maturity during the last three years.

The following table sets forth the maturity distribution and yields on securities available for-sale at December 31, 2002 (in thousands of dollars):

                                             One Year or Less       One to Five Years
                                           Carrying                Carrying
                                             Value     Yield        Value        Yield
                                             -----     -----        -----        -----
U.S. Treasury and other U.S.
        Government Agency Obligations      $ 25,114     4.46%      $ 43,972      3.90%
Mortgage-backed securities                       67     7.19         10,067      5.34
States and political subdivisions            17,658     3.72         38,532      4.17
Other                                        13,869     5.22         10,880      6.25
                                           --------     ----       --------      ----
                                           $ 56,708     4.42%      $103,451      4.39%
                                           ========     ====       ========      ====

                                             Five to Ten Years        Over Ten Years
                                          Carrying                 Carrying
                                            Value       Yield        Value      Yield
                                            -----       -----        -----      -----
U.S. Treasury and other U.S.
        Government Agency Obligations      $     0       0.00%      $    0      0.00%
Mortgage-backed securities                  13,771       5.35          265      5.23
States and political subdivisions            6,033       4.62        1,282      5.48
Other                                            0       0.00        3,398      3.96
                                           -------       ----       ------      ----
                                           $19,804       5.13%      $4,945      4.42%
                                           =======       ====       ======      ====

Note: Yield represents the weighted average yield to maturity. Yield on states and political subdivisions is not calculated on a tax equivalent basis. Mortgage-backed obligations are distributed based on contractual maturity.

Excluding those holdings of the securities portfolio in U.S. Treasury securities and other agencies and corporations of the U.S. Government, there were no securities of any one issuer, which exceeded 10% of consolidated shareholders' equity at December 31, 2002.

--------------------------------------------------------------------------------

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

(in thousands of dollars)             2002             2001            2000            1999           1998
                                      ----             ----            ----            ----           ----
Real estate - mortgage             $  93,083       $ 117,654       $ 143,032       $ 160,021       $ 144,150
Real estate - construction             1,055           2,612           6,352           4,575           3,642
Installment & credit card             34,301          44,544          52,819          48,411          48,684
Commercial & industrial              241,069         222,131         171,389         141,929         125,862
Lease financing                          787           1,175           1,869           2,549           3,299
Other Loans                              115             201             227             107             104
                                   ---------       ---------       ---------       ---------       ---------
Gross loans                          370,410         388,317         375,688         357,592         325,741
Less:  Net deferred loan fees           (547)           (672)           (622)           (792)         (1,078)
Unearned income on leases                (69)           (161)           (226)           (297)           (464)
                                   ---------       ---------       ---------       ---------       ---------
Total loans                        $ 369,794       $ 387,484       $ 374,840       $ 356,503       $ 324,199
                                   =========       =========       =========       =========       =========

The maturity distribution of the loan portfolio is a key factor in evaluating the interest rate risk characteristics of the loan portfolio and the future profitability of the portfolio. The maturity distribution and interest rate sensitivity of the loan portfolio and other balance sheet items at year end 2002 is included on page 28 of the 2002 Annual Report to Shareholders, and is incorporated herein by reference.

The maturity distribution and interest rate sensitivity of commercial and industrial loans at December 31, 2002 are as follows (in thousands of dollars):

                                                        Maturity (1)
                                 Within        1 to 5       After 5
                                 1 Year         Years        Years           Total
                                 ------         -----        -----           -----
Commercial and industrial       $ 82,488      $ 75,777      $ 64,071      $222,336
Commercial real estate             5,485         2,908        10,340        18,733
Real estate - construction         1,055             0             0         1,055
                                --------      --------      --------      --------
Total                           $ 89,028      $ 78,685      $ 74,411      $242,124

Fixed rate loans                $ 18,495      $ 52,471      $    800      $ 71,766
Variable rate loans               70,533        26,214        73,611       170,358
                                --------      --------      --------      --------
Total                           $ 89,028      $ 78,685      $ 74,411      $242,124


(1) Based on scheduled principal repayments

The following table summarizes past due, non-accrual and restructured loans:

(in thousands of dollars)        2002        2001       2000      1999     1998
                                 ----        ----       ----      ----     ----
Accruing loans past due 90
  days or more                  $  334      $  217      $226      $182     $288
Non-accrual loans                1,042         800         0         0        0
Restructured loans                   0           0         0         0      271
                                ------      ------      ----      ----     ----
                                $1,376      $1,017      $226      $182     $559
                                ======      ======      ====      ====     ====

The policy for placing loans on non-accrual status is to stop the accrual of interest when it is likely that the collection of interest is deemed doubtful, or when loans are past due as to principal or interest 90 days or more. In certain cases, interest accruals are continued on loans 90 days past due if they are deemed to be adequately secured and in the process of collection.

--------------------------------------------------------------------------------

Impaired loans are comprised of commercial and commercial real estate loans, and are carried at the present value of expected future cash flows, discounted at the loan's effective interest rate or at a fair value of collateral, if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans, when such impaired loans are identified.

Smaller balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage and construction loans secured by 1-4 family properties, consumer and home equity loans. Such loans are included in non-accrual and past due disclosures above, and those 1 - 4 family mortgage loans on non-accrual are also included in impaired loan totals. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. In addition, loans held-for-sale, if any, and leases are excluded from consideration of impairment. When analysis of borrower operating results and financial condition indicates that the borrower's underlying cash flows are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Impaired loans, or portions thereof, are charged-off when deemed uncollectible.

As of December 31, 2002, Management has identified, and classified, $1.5 million of loans as impaired. These loans include commercial loans with balances of $726 thousand and 1-4 family mortgage loans of $316 thousand, both classified as non-accrual, while there is one commercial loan with a balance of $460 thousand classified as doubtful. Management continues to monitor these loans closely and has allocated $510 thousand of the allowance for loan losses to these loans. When reviewing the adequacy of the allowance for loan losses on page 13 of this report, these balances are included in commercial and industrial loans and real estate loans accordingly.

In all years presented, there were no material amount of loans excluded from the amounts disclosed as non-accrual, past due 90 days or more, or restructured, where management has substantial concern regarding the borrowers ability to repay their loan, based on current information.

There were no foreign loans outstanding at December 31, 2002, 2001 or 2000.

As of December 31, 2002, there were no concentrations of credit greater than 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Guide 3, Item III. A.

As of December 31, 2002, there are no other interest bearing assets that would require disclosure under Guide 3, Item III. C. 1. or C. 2., if such assets were loans.

--------------------------------------------------------------------------------

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

(in thousands of dollars)                               2002          2001          2000          1999         1998
                                                        ----          ----          ----          ----         ----
Allowance for loan losses
     at the beginning of the year                     $ 5,821       $ 5,343       $ 5,197       $ 4,916      $ 4,923
Loans charged off:
      Real estate                                           6             0             0             0           23
      Installment & credit card                           424           372           179           259          260
      Lease financing                                       0             0             0             0            4
      Commercial & industrial                              35            49            55             2          196
                                                      -------       -------       -------       -------      -------
Total Loans Charged Off                                   465           421           234           261          483

Recoveries on loans charged off:

      Real estate                                           2             0             0             0            1
      Installment & credit card                           218           190           131           144          205
      Lease financing                                       0             0             0             5            3
      Commercial & industrial                              13             8            33           213           27
                                                      -------       -------       -------       -------      -------
Total recoveries                                          233           198           164           362          236
                                                      -------       -------       -------       -------      -------
Net loans charged off                                     232           223            70          (101)         247
Provision for loan losses                                 450           701           216           180          240
                                                      -------       -------       -------       -------      -------
Allowance for loan losses at the end of the year      $ 6,039       $ 5,821       $ 5,343       $ 5,197      $ 4,916
                                                      =======       =======       =======       =======      =======
Ratio of net charge-offs (recoveries) to average
  loans                                                  0.06%         0.06%         0.02%        (0.03)%       0.08%

Allowance for loan losses to gross loans                 1.63%         1.50%         1.43%         1.46%        1.51%

The following table shows a year-end breakdown of the allowance for loan losses allocated by loan category. While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific identified problem loans, the entire allowance is available for any loan charge-offs that occur.

(in thousands of dollars)       2002        2001        2000        1999         1998
                                ----        ----        ----        ----         ----
Real estate                    $   82      $   38      $  382      $  356      $  253
Installment & credit card         241         199         367         181         111
Commercial & industrial         4,456       3,323       2,338       2,220       1,796
Other loans                         5          10          24           9          13
Unallocated                     1,255       2,251       2,232       2,431       2,743
                               ------      ------      ------      ------      ------
                               $6,039      $5,821      $5,343      $5,197      $4,916
                               ======      ======      ======      ======      ======

--------------------------------------------------------------------------------

Percent of loans in each category to gross loans.

                                2002      2001      2000      1999      1998
                                ----      ----      ----      ----      ----
Real estate - mortgage           25%       30%       38%       45%       44%
Real estate - construction        1%        1%        2%        1%        1%
Installment & credit card         9%       12%       14%       14%       15%
Commercial & industrial          65%       57%       46%       40%       39%
Lease financing                   0%        0%        0%        0%        1%
Other loans                       0%        0%        0%        0%        0%
                                ---       ---       ---       ---       ---
                                100%      100%      100%      100%      100%
                                ===       ===       ===       ===       ===

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

At December 31, 2002 the ratio of the allowance for loan losses to total net loans was 1.63%, and the ratio of loans 30 days or more past due and still accruing as a percentage of total net loans was .86%. Based on these ratios, as well as other factors, management believes the current allowance for loan losses is adequate to absorb probable incurred credit losses.

DEPOSITS
WAYNE BANCORP, INC.

The following tables present the average deposit amounts and the rates paid on those deposits for the last three years:

                                                Year End December 31,
(in thousands of dollars)                 2002          2001           2000
                                          ----          ----           ----
Amount:
      Non-interest bearing demand        $ 71,482      $ 69,229      $ 66,994
      NOW and money market accounts       135,428       140,340       130,049
      Savings                              95,672        80,061        79,708
      Time deposits                       201,117       183,838       184,911
                                         --------      --------      --------
                                         $503,699      $473,468      $461,662
                                         ========      ========      ========

                                          2002       2001        2000
                                          ----       ----        ----
Average rate for the year:
      Non-interest bearing demand            0%         0%         0%
      Interest bearing demand             1.27%      2.70%      3.76%
      Savings                             1.66%      2.48%      2.71%
      Time deposits                       4.04%      5.14%      5.45%

The maturity distribution of certificates of deposit of $100,000 or more at December 31, 2002, are as follows (in thousands of dollars):

           Three months or less                               $ 6,644
           Over three months through six months                 9,212
           Over six months through twelve months                8,025
           Over twelve months                                  19,632
                                                              -------
                    Total                                     $43,513
                                                              =======

--------------------------------------------------------------------------------

RETURN ON EQUITY AND ASSETS
WAYNE BANCORP, INC.

The following table sets forth operating and capital ratios of the Company calculated on average daily balances:

                                                     Year End December 31,
                                                2002       2001       2000
                                                ----       ----       ----
Return on average assets                         1.45%     1.50%       1.47%
Return on average equity                        13.60%    14.10%      14.55%
Dividend payout ratio                           37.21%    35.29%      36.21%
Average equity to average asset ratio           10.65%    10.64%      10.08%

SHORT-TERM BORROWINGS
WAYNE BANCORP, INC.

The following table represents information on federal funds purchased and securities sold under agreements to repurchase for the last three years:

                                                     Year End December 31,
(in thousands of dollars)                   2002          2001           2000
                                            ----          ----           ----
Amount outstanding at year end             $29,573       $33,635       $30,540
Weighted average interest rate                 .88%         1.53%         5.42%
Maximum outstanding at any month-end        29,573        33,635        34,446
Average outstanding during the year         27,095        29,959        28,306
Weighted average rate during the year         1.20%         3.37%         5.30%

The Company enters into sales of securities under agreements to repurchase for periods up to 29 days, which are treated as financing and reflected in the consolidated balance sheet as a liability. The Company has borrowing lines of credit, "federal funds purchased," extended by correspondent banks. At December 31, 2002 the Company had $27.0 million of available credit, of which none was used.

The Company also obtains funding from the Federal Home Loan Bank (FHLB) of Cincinnati. The FHLB borrowings consist of fixed rate notes, and are secured by a blanket pledge of the Company's 1-4 family residential real estate loan portfolio and FHLB stock. Principal balances on these borrowings were $1.3 million and $6.8 million at December 31, 2002 and 2001, and the weighted-average interest rate on these borrowings was 6.61% and 5.01% respectively.

ITEM 2 - PROPERTIES

The executive offices of the Company, WCNB and MID are located at 112 West Liberty Street, Wooster, Ohio, while the executive office of CVB is located at 20 South Main Street, Rittman, Ohio. However, CVB has applied for, and received regulatory approval to relocate its headquarters to 1052 High Street, Wadsworth, Ohio. This relocation will be effective April 1, 2003. At December 31, 2002, the Company owned 18 of its 22 facilities and leased the remaining four, all of which are located in the State of Ohio. The Company operates 15 offices in Wayne County, three in Medina County, two in Stark County and two in Holmes, County. Management believes the properties described above are in good operating condition for the purpose for which it is used. The properties are unencumbered by any mortgage security interest, and are in Management's opinion, adequately insured.

ITEM 3 - LEGAL PROCEEDINGS

There is no pending litigation of a material nature in which the Company is involved and no such legal proceedings were terminated during 2002. Furthermore, there are no material proceedings in which any director, officer or affiliate of the Company, or any associate of such director or officer, is a party, or has a material interest, adverse to the Company. As a part of its ordinary course of business, the Company may be a party to lawsuits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts and involving the collection of past due accounts. All such litigation is incidental to the Company's business.

--------------------------------------------------------------------------------

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 2002, there were no matters submitted to a vote of security holders.

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS

Reference is made to the section entitled "Dividend and Market Price Data" on Page 1 of the 2002 Annual Report to Shareholders for information pertaining to the principal market for the Registrant's Common Stock, market prices, number of shareholders and dividends, which is incorporated herein by reference. Reference is made to Note 16, "Regulatory Matters" on page 21 of the 2002 Annual Report to Shareholders for information concerning dividend restrictions, which is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

Reference is made to the table entitled "Five Year Financial Summary" on page 2 of the 2002 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the section entitled "Management Discussion and Analysis" on pages 26 through 35 of the 2002 Annual Report to Shareholders which is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the section entitled "Quantitative and Qualitative Disclosures About Market Risk" on page 33 of the 2002 Annual Report to Shareholders which is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and the Report of Independent Auditors are included on pages 4 through 25 of the 2002 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

No changes in or disagreements with the independent accountants regarding accounting and financial disclosures have occurred.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made on page 62 of the Registrant's Joint Proxy Statement/Prospectus for the Annual Meeting of Shareholders to be held May 29, 2003 for information as to the directors and nominees for directorships of the Registrant, including other directorships held by such director, or persons nominated to become a director, of the Registrant and executive officers of the Registrant which information is incorporated herein by reference.

--------------------------------------------------------------------------------

ITEM 11 - EXECUTIVE COMPENSATION

Reference is made on page 94 of the Registrant's Joint Proxy Statement/Prospectus for the Annual Meeting of Shareholders to be held May 29, 2003 for information regarding compensation paid in excess of $100,000 to executive officers of the Registrant and to the Registrant's Proxy Statement with respect to Salaried Employees Profit Sharing Plan, which is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made on page 100 of the Registrant's Joint Proxy
Statement/Prospectus for the Annual Meeting of Shareholders to be held May 29, 2003 for information regarding beneficial ownership of the Company's stock which information is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made on page 102 of the Registrant's Joint Proxy
Statement/Prospectus, which is incorporated herein by reference.

ITEM 14 - CONTROLS AND PROCEDURES

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

--------------------------------------------------------------------------------

                                     PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) and (2) Financial Statements and Schedules

The following financial statements and reports of Independent Auditors appear on pages 4 through 25 of the Company's 2002 Annual Report to Shareholders which financial statements are incorporated herein by reference and attached hereto:

Report of Crowe, Chizek and Company LLP, Independent Auditors Consolidated Balance Sheets, December 31, 2002 and 2001, Consolidated Statements of Income and Comprehensive Income, Years Ended December 31, 2002, 2001, and 2000, Consolidated Statements of Cash Flows, Years Ended December 31, 2002, 2001, and 2000, Consolidated Statements of Shareholders' Equity, Years Ended December 31, 2002, 2001, and 2000 and the Notes to Consolidated Financial Statements.

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

4 The rights of security holders are contained in the Company's Articles of Incorporation and Code of Regulations. Please see exhibits 3(a) and 3(b).

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

13       Annual Report to Shareholders for the year ended December 31, 2002.

21       Subsidiaries of the Registrant

99       Joint Proxy Statement/Prospectus

99.1     Certification of periodic financial reports

99.2     Certification of periodic financial reports

(b) Current report on Form 8-K, item 5, other events, (execution of affiliation agreement whereby Banc Services Corp. will be merged with and into Wayne Bancorp, Inc.), filed, December 11, 2002.
--------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 WAYNE BANCORP, INC.

       March 19, 2003                            By: /s/ John A. Lende
----------------------------                         --------------------------
           Date                                      Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the Capacities and on dates as indicated.

       Signature                  Capacity with Registrant                         Date
       ---------                  ------------------------                         ----
 /s/ James O. Basford                                                         March 19, 2003
-----------------------------
James O. Basford                 Director

 /s/ David P. Boyle                                                           March 19, 2003
-----------------------------
David P. Boyle, CPA              Director, President and Chief
                                 Executive Officer of the Company

 /s/ Gwenn E. Bull, CPA                                                       March 19, 2003
-----------------------------
Gwenn E. Bull                    Director, Audit Chair

 /s/ David L. Christopher                                                     March 19, 2003
-----------------------------
David L. Christopher             Director, Chairman of the Board,

 /s/ Dennis B. Donahue                                                        March 19, 2003
-----------------------------
Dennis B. Donahue                Director

 /s/ B. Diane Gordon                                                          March 19, 2003
-----------------------------
B. Diane Gordon                  Director

 /s/ John C. Johnston III                                                     March 19, 2003
-----------------------------
John C. Johnston, III            Director

 /s/ Stephen L. Shapiro                                                       March 19, 2003
-----------------------------
Stephen L. Shapiro               Director

 /s/ Jeffrey E. Smith                                                         March 19, 2003
-----------------------------
Jeffrey E. Smith                 Director

 /s/ Philip S. Swope                                                          March 19, 2003
-----------------------------
Philip S. Swope                  Director, Vice Chairman of the Board

 /s/ David E. Taylor                                                          March 19, 2003
-----------------------------
David E. Taylor                  Director

 /s/ Bala Venkataraman                                                        March 19, 2003
-----------------------------
Bala Venkataraman                Director

--------------------------------------------------------------------------------

I, David P. Boyle, certify that:

1)    I have reviewed this annual report on Form 10-K of Wayne Bancorp, Inc.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ David P. Boyle
------------------
David P. Boyle
President and Chief Executive Officer
March 19, 2003

I, John A. Lende, certify that:

1)    I have reviewed this annual report on Form 10-K of Wayne Bancorp, Inc.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ John A. Lende
-----------------

John A. Lende
Secretary and Treasurer
March 19, 2003


--------------------------------------------------------------------------------