Form 10-Q
period 2003-03-31
WAYNE BANCORP INC /OH/
filed 2003-05-15
CIK 788134

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

 (Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                 OF THE EXCHANGE ACT

For the transition period from __________ to ____________.

Commission File Number 014612
                       ------

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

                                 (330) 264-1222
              (Registrant's telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]              No [ ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).

Yes  [X]              No [ ]

As of April 30, 2003, the latest practicable date, 4,749,018 shares of the issuer's common shares, $1.00 stated value per share, were issued and outstanding.

                               WAYNE BANCORP, INC

                                      INDEX


                                    FORM 10-Q
                      For the Quarter Ended March 31, 2003



                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets...........................      3

         Condensed Consolidated Statements of Income
           and Comprehensive Income......................................      4

         Condensed Consolidated Statements of Cash Flows ................      5

         Notes to Condensed Consolidated Financial Statements ...........      6

Item 2.  Management's discussion and analysis of financial
           condition and results of operations...........................     11

Item 3.  Quantitative and Qualitative Disclosures about
           Market Risk...................................................     15

Item 4.  Controls and procedures.........................................     16

PART II - OTHER INFORMATION..............................................     16

SIGNATURES ..............................................................     17

                               WAYNE BANCORP, INC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------

Item 1.  Financial Statements

                                                                               March 31,     December 31,
                                                                                 2003            2002
                                                                               ---------     ------------
                                                                                    (In thousands)
ASSETS
Cash and due from banks                                                       $    26,141    $    24,508
Federal funds sold                                                                 11,075          7,130
                                                                              -----------    -----------
    Total cash and cash equivalents                                                37,216         31,638
Securities available-for-sale                                                     178,008        184,908
Loans held-for-sale                                                                25,259         24,761
Loans                                                                             365,413        369,794
    Allowance for loans                                                           (6,040)        (6,039)
                                                                              -----------    -----------
    Net loans                                                                     359,373        363,755
Premises and equipment                                                             11,330         11,288
Goodwill                                                                              748            748
Accrued interest receivable and other assets                                        7,323          6,489
                                                                              -----------    -----------

     Total assets                                                             $   619,257    $   623,587
                                                                              ===========    ===========


LIABILITIES
Deposits
    Interest bearing                                                          $   449,263    $   442,532
    Non-interest bearing                                                           70,772         79,001
                                                                              -----------    -----------
      Total deposits                                                              520,035        521,533
Short-term borrowings                                                              25,818         29,573
Federal Home Loan Bank advances and other borrowed funds                            1,393          1,397
ESOP loan                                                                           1,533          1,671
Other liabilities                                                                   3,595          2,989
                                                                              -----------    -----------
     Total liabilities                                                            552,374        557,163

SHAREHOLDERS' EQUITY
Common stock, stated value $1.00                                                    4,917          4,917
     Shares authorized - 12,000,000 in 2003 and 2002
     Shares issued - 4,916,911 in 2003 and 4,916,911 in 2002
     Shares outstanding - 4,754,768 in 2003 and 4,781,565 in 2002
Paid-in capital                                                                    13,187         13,174
Retained earnings                                                                  51,280         49,897
Unearned ESOP shares                                                               (1,334)        (1,390)
Treasury stock, at cost                                                            (4,440)        (3,738)
Accumulated other comprehensive income                                              3,273          3,564
                                                                              -----------    -----------
      Total shareholders' equity                                                   66,883         66,424
                                                                              -----------    -----------

   Total liabilities and shareholders' equity                                 $   619,257    $   623,587
                                                                              ===========    ===========


--------------------------------------------------------------------------------

            See notes to condensed consolidated financial statements.

                               WAYNE BANCORP, INC
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                                Three Months Ended
                                                                     March 31,
                                                               2003            2002
                                                               ----            ----
                                                                  (In thousands)
INTEREST INCOME
    Interest and fees on loans                            $     6,606    $     7,314
    Taxable securities                                          1,418          1,586
    Non-taxable securities                                        488            478
    Other interest income                                           3             39
                                                          -----------    -----------
       Total interest income                                    8,515          9,417
                                                          -----------    -----------

INTEREST EXPENSE
    Interest on deposits                                        2,338          2,995
    Interest on federal funds purchased and
      repurchase agreements                                        52             95
    Interest on Federal Home Loan Bank
      advances and other borrowed funds                            52            118
                                                          -----------    -----------
       Total interest expense                                   2,442          3,208
                                                          -----------    -----------

NET INTEREST INCOME                                             6,073          6,209
Provision for loan losses                                          40            150
                                                          -----------    -----------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                                   6,033          6,059

Other income
    Service charges and fees on deposit accounts                  515            500
    Income from fiduciary activities                              375            360
    Net gain on sale of loans                                     245            105
    Net loss on sale of securities                                  0             (1)
    Other non-interest income                                     194            266
                                                          -----------    -----------
       Total other income                                       1,329          1,230
                                                          -----------    -----------

Other expenses
    Salaries and employee benefits                              2,377          2,312
    Occupancy and equipment                                       577            502
    Other operating expenses                                    1,299          1,227
                                                          -----------    -----------
       Total other expenses                                     4,253          4,041
                                                          -----------    -----------

INCOME BEFORE INCOME TAX EXPENSE                                3,109          3,248
Income tax expense                                                881            956
                                                          -----------    -----------

NET INCOME                                                      2,228          2,292
Other Comprehensive Income, (loss)                               (291)          (765)
                                                          -----------    -----------

COMPREHENSIVE INCOME                                      $     1,937    $     1,527
                                                          ===========    ===========

Earnings per common share - basic                         $      0.47    $      0.48
                                                          ===========    ===========
Earnings per common share - diluted                       $      0.47    $      0.48
                                                          ===========    ===========
Dividends per share                                       $      0.18    $      0.17
                                                          ===========    ===========


--------------------------------------------------------------------------------

            See notes to condensed consolidated financial statements.

                               WAYNE BANCORP, INC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                Three Months Ended
                                                                     March 31,
                                                                2003          2002
                                                                ----          ----
                                                                  (In thousands)

Net cash from operating activities                            $  2,358      $  9,203

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available-for-sale
         Purchases                                             (10,777)      (31,076)
         Proceeds from maturities and repayments                16,914        19,278
         Proceeds from sales                                                     533
     Net change in loans                                         4,342         8,706
     Purchase of premises and equipment                           (317)         (683)
     Proceeds from sale of premises                                               67
                                                              --------      --------
Net cash from investing activities                              10,162        (3,175)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                     (1,498)       (3,730)
     Net change in short-term borrowings                        (3,755)       (4,924)
     Repayment of Federal Home Loan Bank advances                                (21)
     Repayment of ESOP loan and other borrowed funds              (142)         (133)
     Cash dividends paid                                          (744)         (721)
     Treasury stock purchased                                     (803)         (226)
                                                              --------      --------
         Net cash from financing activities                     (6,942)       (9,755)
                                                              --------      --------

Net change in cash and cash equivalents                          5,578        (3,727)

Cash and cash equivalents at beginning of period                31,638        32,713
                                                              --------      --------

Cash and cash equivalents at end of period                    $ 37,216      $ 28,986
                                                              ========      ========


--------------------------------------------------------------------------------

            See notes to condensed consolidated financial statements.

                                                                              5.

                               WAYNE BANCORP, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Wayne Bancorp, Inc. (the "Company") at March 31, 2003, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the financial statements, and notes thereto, of the Company for the year ended December 31, 2002, included in its 2002 annual report. Refer to the accounting policies of the Company described in the notes to the financial statements contained in the Company's 2002 annual report. The Company has consistently followed these policies in preparing this Form 10-Q. The internal financial information is primarily reported and aggregated solely in the line of the banking business.

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

On December 9, 2002, Wayne Bancorp, Inc. signed a definitive agreement to merge with Banc Services, Corp., located in Orrville, Ohio. Upon closing of this transaction, The Savings Bank and Trust Company, a wholly-owned subsidiary of Banc Services Corp., will become a wholly-owned subsidiary of the Company. Under the terms of the agreement, subject to certain conditions being met, Banc Services Corp. shareholders will receive 1.391 shares, as adjusted for the 5% stock dividend, of stock in Wayne Bancorp, Inc. for each share of Banc Services Corp. owned plus $14.40 in cash. In connection with the merger, Management expects to issue up to 1.33 million shares, with the cash portion equaling approximately $13.8 million. The transaction is subject to shareholder and regulatory approval and is expected to close in the second quarter of 2003.


--------------------------------------------------------------------------------

                               WAYNE BANCORP, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 143, "Asset Retirement Obligation." The provisions of this standard apply to asset retirements beginning in 2003. The adoption of this standard did not have a material affect on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses the timing of recognition of a liability for exit and disposal cost at the time a liability is incurred, rather than at a plan commitment date, as previously required. Exit or disposal costs will be measured at fair value, and the recorded liability will be subsequently adjusted for changes in estimated cash flows. This statement is required to be effective for exit or disposal activities entered after December 21, 2002, and early adoption is encouraged. The Company does not believe this statement will have a material effect on its financial position or results of operations.

Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

                                                                March 31,
(dollars in thousands except per share data)                 2003      2002
--------------------------------------------                 ----      ----
Net income as reported                                     $ 2,228   $ 2,292
Deduct: Stock based compensation expense
  determined under fair value based method                      (8)       (8)
                                                           -------   -------
Pro forma net income                                       $ 2,220   $ 2,284
Basic earnings per common share as reported                   0.47      0.48
Pro forma basis earnings per common share                     0.47      0.48
Diluted earnings per common share as reported                 0.47      0.48
Proforma diluted earnings per common share                    0.47      0.48


--------------------------------------------------------------------------------

                               WAYNE BANCORP, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES

During the three months ended March 31, 2003 there were no sales of securities. During the period ended March 31, 2002 proceeds from the sale of securities were $533,000, with gross losses of $1,000 included in earnings.

Securities available-for-sale were as follows:

                                                                       Gross         Gross
                                                         Fair        Unrealized    Unrealized
                                                         Value          Gains        Losses
                                                         -----       ----------    -----------
                                                                           (In thousands)
         March 31, 2003
             U.S. Treasury                             $   5,185     $    169        $     0
             Federal agency obligations                   62,678        1,265            (16)
             Mortgage-backed securities                   22,937          669              0
             Obligations of state and
               political subdivisions                     63,039        2,121            (16)
             Corporate obligations                        20,553          629              0
             Other securities                              3,616          164            (23)
                                                       ---------     --------        --------

                Total                                  $ 178,008     $  5,017        $   (55)
                                                       =========     ========        ========

         December 31, 2002
             U.S. Treasury                             $   7,243     $    227        $     0
             Federal agency obligations                   61,843        1,515              0
             Mortgage-backed securities                   24,170          783              0
             Obligations of state and
               political subdivisions                     63,505        2,188              0
             Corporate obligations                        24,749          720              0
             Other securities                              3,398           72           (101)
                                                       ---------     --------        --------

                Total                                  $ 184,908     $  5,505        $  (101)
                                                       =========     ========        ========


--------------------------------------------------------------------------------

                               WAYNE BANCORP, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 3 - LOANS

Loans are comprised of the following:

                                                     March 31,     December 31,
                                                       2003            2002
                                                       ----            ----
           (In thousands)
           Commercial                               $  222,145     $  219,830
           Real estate - residential mortgage           69,500         75,686
           Real estate - commercial mortgage            21,302         20,081
           Real estate - construction                      927          2,213
           Consumer                                     32,301         34,301
           Home equity                                  18,984         17,397
           Lease financing                                 681            787
           Other loans                                     104            115
                                                    ----------     ----------

                Gross loans                            365,944        370,410
           Less:  Net deferred loan fees                  (478)          (547)
                  Unearned income on leases                (53)           (69)
                                                    ----------     ----------

                Total loans                         $  365,413     $  369,794
                                                    ==========     ==========


Impaired loans were as follows

                                                                   March 31,     December 31,
                                                                     2003           2002
                                                                     ----           ----

Period-end loans with no allocated allowance for loan losses      $      0        $      0
Period-end loans with allocated allowance for loan losses            1,226           1,502
                                                                  --------        --------

     Total                                                        $  1,226        $  1,502
                                                                  ========        ========

Amount of the allowance for loan losses allocated                 $    510        $    510
                                                                  ========        ========

Non-performing loans were as follows:

Loans past due over 90 days and accruing interest                 $    977        $    334
Non-accrual loans                                                      766           1,042

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.


--------------------------------------------------------------------------------

                               WAYNE BANCORP, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 4 - EARNINGS PER COMMON SHARE

The factors used in the earnings per common share computations were as follows:


                                                                        March 31,
                                                             ----------------------------
                                                                 2003             2002
                                                                 ----             ----
BASIC
  Net income                                                 $      2,228    $      2,292

  Weighted average common shares outstanding                    4,768,365       4,878,482
  Less:  average unallocated ESOP shares                          (70,616)        (78,316)
                                                             -------------   ------------

  Average shares                                                4,697,759       4,800,166
                                                             ============    ============

Basic earnings per common share                              $        .47    $        .48
                                                             ============    ============

DILUTED
  Net income                                                 $      2,228    $      2,292

  Weighted average common shares outstanding
    for basic earnings per common share                         4,697,759       4,800,166
  Add:  diluted effects of assumed exercises
          of stock options                                         23,651           7,631
                                                             ------------    ------------

  Average shares and dilutive potential common shares           4,721,410       4,807,797
                                                             ============    ============

  Diluted earnings per common share                          $        .47    $        .48
                                                             ============    ============

     Stock options for 33,516, shares of common stock and 53,251 shares of common stock were not considered in computing diluted earnings per common share for 2003 and 2002 because they were antidilutive.


--------------------------------------------------------------------------------

                               WAYNE BANCORP, INC
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


Item 2.  Management's Discussion and Analysis

INTRODUCTION

The following discusses the financial condition as of March 31, 2003, as compared to December 31, 2002 and the results of operations for the three months ended March 31, 2003 and the same period in 2002. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

LIQUIDITY

The main objectives of asset/liability management are to provide adequate liquidity and to minimize interest rate risk. Liquidity is the ability to meet cash flow needs, which in the banking industry, refers to the Company's ability to fund customer borrowing needs as well as deposit withdrawals. The Company's primary source of liquidity is from overnight federal funds sold and securities available-for-sale. In addition, other assets such as cash and due from banks and maturing loans also provide additional sources of liquidity. At March 31, 2003, the amount of cash and due from banks and securities and loans with scheduled maturities and or repricing within the next three months was $216 million. The Company continues to keep a balance between short and long-term investments and securities that will provide adequate liquidity and maximize earnings. Based on the Company's capital position, profitability and reputation, the available liquidity sources are considered adequate to meet the current and projected needs of the Company.

CAPITAL

The Company's capital adequacy is a primary concern in our industry, and is measured by several key ratios. A long-standing measure of capital adequacy is the percentage of shareholders' equity to total assets. At March 31, 2003, the Company's equity-to-asset ratio adjusted by the impact of FAS#115 was 10.3% compared to 10.1% at December 31, 2002. Regulators of the banking industry focus primarily on two other measurements of capital - the risk-based capital ratio and the leverage ratio. The risk-based capital ratio consists of a numerator of allowable capital components and a denominator of an accumulation of risk-weighted assets. With a significant portion of the Company's investment securities portfolio in government related low risk categories and a fair amount of the loan portfolio in one-to-four family mortgage loans with a 50% risk assessment, the risk- based capital ratio is 16.7% at March 31, 2003, and 16.5% at December 31, 2002.


--------------------------------------------------------------------------------

                               WAYNE BANCORP, INC
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

The regulators require a minimum leverage capital ratio of 3%. They will expect most banks to maintain leverage ratios at least in the 4-5% range. The leverage ratio is calculated as equity capital less certain intangible assets divided by total assets less those same intangible assets. At March 31, 2003, and December 31, 2002, the ratios were 10.3% and 10.2% respectively.

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

Management is not aware of any matters subsequent to March 31, 2003 that would cause the Company's capital category to change.

FINANCIAL CONDITION

The total assets of the Company decreased by $4.3 million or .7% from December 31, 2002 to March 31, 2003. This decrease is due to a $4.0 million reduction in federal funds sold and securities to fund deposit withdrawals of $1.5 million and a $3.8 million decline in short-term borrowings. Total loans declined by $3.9 million as a result of selling $14.2 million of residential mortgage loans into the secondary during the first quarter of this year. Despite the sale of these mortgage loans, loans classified as held for sale increased by $498 thousand due to the strong volume of loans being refinanced as a result of the low interest rate environment. As a result of these changes, total earning assets declined by $6.9 million.

Loans, excluding loans held-for-sale, at March 31, 2003 were $365.4 million, which is a decline of $4.4 million from $369.8 at December 31, 2002. This decline is primarily related to the sale of $14.2 million of mortgage loans into the secondary market and a decline of $1.8 million in the consumer installment loan area due to the low rate incentives offered by the auto manufacturers. Reductions in these two areas is partially offset by growth of $2.3 million in commercial loans, and growth of $1.6 million in home equity loans. Despite the weak economic conditions the Company did experience growth in commercial loans during the first three months of 2003, however management expects this growth to slow due to the sustained weakness in the economy. Management anticipates that future loan growth will continue to be hampered as a result of weak economic conditions, uncertainty in the financial markets and the slow pace of the economic recovery.

As of March 31, 2003, the Company had $25.3 million of one-to-four family residential mortgage loans classified as held-for-sale, compared to $24.8 million at December 31, 2002. Through March 31, 2003 the Company sold $14.2 million of mortgage loans into the secondary market. Loans classified as held for sale, are those 15 and 30 year fixed rate mortgage loans, that were originated within the preceding 12 months. Management considers the sale of loans into the secondary market based on overall portfolio composition, interest rate risk and liquidity.

Based on current economic conditions, and trends in the financial markets management expects interest rates to remain stable or flat through the third quarter of 2003, with expectations that rates may increase during the fourth quarter of 2003 or early 2004. Rate increases, which signal signs of a stronger economy and higher inflation, impact rates offered on various loan and deposit products. Most susceptible are the variable rate products that change based on various indices, such as the prime rate of interest and treasury rates.

--------------------------------------------------------------------------------

                               WAYNE BANCORP, INC
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Total securities available-for-sale and federal funds sold decreased by $3.0 million through the first quarter of 2003. This decrease was primarily due to scheduled maturities and calls within the securities portfolio, with the proceeds used to fund withdrawals of deposits and short-term borrowings.

Total deposits decreased by $1.5 million for the period ended March 31, 2003. This decline is primarily in non-interest bearing balances and is normal for the Company, as funds placed on deposit at year-end are withdrawn for business or other purposes during the first quarter of the year. Deposit growth is an ongoing objective of management to facilitate funding for loan demand and asset growth. As consumers have become more "mobile" through direct deposit, online banking, and other means growing deposits with traditional accounts and services has become more difficult. Further, management realizes that competition for deposits includes mutual funds and the equity markets. To facilitate growth in deposits, management monitors rates and products within the Company's market area to ensure its products, fees, and rates are competitive. Further, to enhance customer service and convenience, the Company offers several delivery channels including the traditional branch and ATM network, online and telephone banking and debit cards.

Short-term borrowings, which consists of securities sold under agreements to repurchase, decreased $3.8 million for the three months ended March 31, 2003. This decrease is primarily related to the soft economic conditions as commercial customers are utilizing these deposits to cash flow current operations.

Federal Home Loan Bank (FHLB) advances and other borrowed funds decreased by $4,000 during the first quarter of 2003, due to principal repayments. The Company considers FHLB advances to be an alternative funding source to core deposit growth and primarily structures these advances to fund loans with similar repayment characteristics.

RESULTS OF OPERATIONS

Net income was $2,228,000 for the first three months of 2003 compared to $2,292,000 for the same period in 2002. Earnings per common share for the three months ended March 31, 2003 and 2002 was $.48 per share. Dividends were $.18 per share for the first three months of 2003 and $.17 per share for the first three months in 2002.

Total interest income for the first three months decreased $902,000 or 9.6% compared to the prior year. This decrease is a continuation of what the Company experienced during 2002, and is a result of the prolonged low interest rate environment as the yields earned on assets continue to receive downward rate pressure. Despite increasing earning assets by $11.3 million the reduction in interest income is primarily driven by a .69% reduction in average yield. This reduction in yield was also impacted as a result of the Federal Open Market Committee lowering the benchmark federal funds rate by 50 basis points during the fourth quarter of 2002 which impacted the rates charged on various loan types, primarily commercial and industrial loans.

Total interest earning assets were $579.8 million and $568.5 million at March 31, 2003, and 2002. The increase in earning assets is due to growth in securities and federal funds sold of $5.3 million and loans of $5.9 million. Although the Company sold $29.6 million of mortgage loans into the secondary market since the same period one year ago, net loans experienced positive growth. The weighted average interest rate earned on earning assets has decreased from 6.60% at March 31, 2002 to 5.91% at March 31, 2003.

Total interest bearing liabilities at March 31, 2003 and 2002 were $478.0 and $466.8 million respectively. The weighted average interest rate paid for these liabilities has decreased from 2.75% at March 31, 2002 to 2.09% at March 31, 2003.

--------------------------------------------------------------------------------

                               WAYNE BANCORP, INC
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

The net effect of the changes in interest earning assets and interest bearing liabilities, combined with the repricing that has occurred since March 31, 2002, caused a decrease in net interest income of $136,000 or 2.2%, for the three months ended March 31, 2003.

The provision for loan losses was $40,000 and $150,000 for the three-month periods ending March 31, 2003 and 2002, while the ratio of the allowance for loan losses to total loans was 1.55% and 1.53%. The decrease in the provision is due to the decrease in total loan balances and a decrease in actual charge-offs. The slight increase in the allowance ratio is primarily due to the growth in the allowance over the prior period exceeding loan growth. Given the make-up of the loan portfolio, which considers past due loans, charge-offs and recovery history as well as general economic conditions, management considers the allowance for loan losses to be adequate and sufficient to cover probable incurred credit losses.

Total other income increased by $99,000 for the three months ended March 31, 2003, compared to the same period in 2002. Service charges and fees on deposits increased $15,000, or 3.0%, from $500,000 at March 31, 2002, to $515,000 at
March 31, 2003. Net gains on the sale of loans increased $140,000, or 133.3%, from $105,000 at March 31, 2002 to $245,000 at March 31, 2003. Although total loans sold in the prior period were $21.9 million compared to $14.2 million during 2003, the Company benefited from pricing that was more favorable. Other income, which consists of discount brokerage fees, mortgage loan servicing fees, subsidiary income, miscellaneous income and gains on sale of premises decreased by $71,000, or 26.8%, for the three months ended March 31, 2003 compared to the same period in 2002. The primary reason for this decline is due to the sale of a branch facility that generated a gain of $49,000 during 2002, as well as a $32,000 reduction in mortgage servicing assets due to recording a $38,000 impairment during 2003. These decreases were offset by a $19,000 increase in income from Chippewa Valley Title Agency, Inc. a wholly-owned subsidiary of WCNB.

Total other expenses increased by $212,000, or 5.3%, for the three months ended March 31, 2003 compared to the same period in 2002. Salaries and employee benefits increased by $65,000, or 2.8%, from $2,312,000 at March 31, 2002 to $2,377,000 at March 31, 2003. This increase is primarily due to the annual salary adjustments that are made each year in order to maintain compensation at a level that will attract and retain employees, as well as an increase in certain employee health insurance. Occupancy and equipment expenses increased $75,000, or 14.9%, from $502,000 at March 31, 2002 to $577,000 at March 31,
2003. This increase is primarily related to an increase in expenses related to building and equipment depreciation due to an increase in fixed assets, as well as increases in both building maintenance and repairs and utilities due to an extended winter compared to the prior period. Other non-interest expenses increased $72,000, or 5.9%, from $1,227,000 at March 31, 2002 to $1,299,000 at
March 31, 2003. Areas that experienced an increase over the prior period include, director's fees, Investment and Trust Services, bank related service charges, insurance, postage, advertising, donations, legal and professional fees, and computer expense. Several reductions were also noted in this area, including franchise tax, stationary and supplies and automated teller machine
(ATM) expense.


--------------------------------------------------------------------------------

                               WAYNE BANCORP, INC


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

There are several methods employed by the Company to monitor and control interest rate risk. One such method is using a "GAP" analysis. The GAP is defined as the repricing variance between rate sensitive assets and rate sensitive liabilities within certain periods. The repricing can occur due to changes in rates on variable rate products as well as maturities of interest-earning assets and interest-bearing liabilities. A high ratio of interest sensitive liabilities, generally referred to as a negative GAP, tends to benefit net interest income during periods of falling interest rates as the average rate paid on interest-bearing liabilities declines faster than the average rate earned on interest-earning assets. The opposite holds true during periods of rising interest rates. The Company attempts to minimize the interest rate risk through management of the GAP in order to achieve consistent shareholder return. Based on loan demand and funding needs, management attempts to manage the GAP position by adjusting maturities and rates on deposit products accordingly. Another strategy used by the Company is to originate variable rate loans tied to market indices. Such loans reprice on an annual, quarterly, monthly or daily basis as the underlying market index changes. Currently, approximately 57% of the Company's loan portfolio is written as variable rate. The Company also invests excess funds in liquid federal funds that mature and reprice on a daily basis. The Company also maintains all of its securities in the available-for-sale portfolio to take advantage of interest rate fluctuations and to maintain liquidity for loan funding and deposit withdrawals.

The Company's 2002 annual report provides a table which details information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 2002, based on certain prepayment and account decay assumptions that management believes are reasonable. The Company had no derivative financial instruments or trading portfolio as of December 31, 2002. Management believes that there have been no material changes to these assumptions since December 31, 2002. From a risk management perspective, the Company believes that repricing dates for adjustable-rate instruments, as opposed to expected maturity dates, may be a more relevant measure in analyzing the value of such instruments. The Company's borrowings were tabulated by contractual maturity dates and without regard to any conversion or repricing dates.


--------------------------------------------------------------------------------

                               WAYNE BANCORP, INC


Item 4.  Controls and Procedures

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


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
     None.

Item 2.  Changes in Securities
     None.

Item 3.  Defaults Upon Senior Securities
     None.

Item 4.  Submission of Matters to a Vote of Security Holders
     None.

Item 5.  Other Information
     None.


Item 6.  Exhibits and Reports on Form 8-K
         Exhibit 99.1 Certification of periodic financial reports
         Exhibit 99.2 Certification of periodic financial reports



--------------------------------------------------------------------------------

                               WAYNE BANCORP, INC


SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 14, 2003             \s\ David P. Boyle
                               --------------------
                               David P. Boyle, CPA
                               President and CEO


Date: May 14, 2003             \s\ John A. Lende
                               -----------------
                               John A. Lende, CPA
                               Treasurer




--------------------------------------------------------------------------------

                               WAYNE BANCORP, INC


Exhibits

I, David P. Boyle, certify that:

1)   I have reviewed this quarterly report on Form 10-Q of Wayne Bancorp, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



\s\ David P. Boyle
------------------


David P. Boyle
President and Chief Executive Officer
May 14, 2003


--------------------------------------------------------------------------------

                               WAYNE BANCORP, INC


I, John A. Lende, certify that:

1)   I have reviewed this quarterly report on Form 10-Q of Wayne Bancorp, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


\s\ John A. Lende
-----------------



John A. Lende
Secretary and Treasurer
May 14, 2003


--------------------------------------------------------------------------------