Form 10-Q
period 2003-06-30
WAYNE BANCORP INC /OH/
filed 2003-08-15
CIK 788134

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

[ ]                TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

For the transition period from            to             .
                               ----------   -------------

Commission File Number   014612
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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]     No   [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  [X]     No   [ ]

As of July 31, 2003, the latest practicable date, 5,996,720 shares of the issuer's common shares, $1.00 stated value, were issued and outstanding.

                               WAYNE BANCORP, INC

                                      INDEX


                                    FORM 10-Q
                       For the Quarter Ended June 30, 2003





                                                                                       Page
                                                                                       ----
PART I - FINANCIAL INFORMATION

  Item 1.  Condensed Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets....................................     3

           Condensed Consolidated Statements of Income
             and Comprehensive Income...............................................     4

           Condensed Consolidated Statements of Cash Flows .........................     5

           Notes to Condensed Consolidated Financial Statements ....................     6

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................................    10

  Item 3.  Quantitative and Qualitative Disclosures about
             Market Risk............................................................    14

  Item 4.  Controls and Procedures..................................................    18

Part II - OTHER INFORMATION.........................................................    20

SIGNATURES .........................................................................    21


           See notes to condensed consolidated financial statements.

                               WAYNE BANCORP, INC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



Item 1.  Financial Statements

                                                                              June 30,        December 31,
                                                                                2003              2002
                                                                             ---------         ---------
                                                                                    (In thousands)
ASSETS
Cash and due from banks                                                      $  35,471         $  24,508
Federal funds sold                                                              13,869             7,130
                                                                             ---------         ---------
        Total cash and cash equivalents                                         49,340            31,638
Securities available-for-sale                                                  245,873           184,908
Loans held-for-sale                                                             33,935            24,761
Loans                                                                          474,355           369,794
    Allowance for loans                                                         (8,129)           (6,039)
                                                                             ---------         ---------
    Net loans                                                                  466,226           363,755
Premises and equipment                                                          14,795            11,288
Goodwill                                                                        24,736               748
Other identifiable intangible assets                                             5,864               771
Accrued interest receivable and other assets                                     8,300             5,718
                                                                             ---------         ---------

        Total assets                                                         $ 849,069         $ 623,587
                                                                             =========         =========

LIABILITIES
Deposits
    Interest bearing                                                         $ 595,191         $ 442,532
    Non-interest bearing                                                        93,961            79,001
                                                                             ---------         ---------
        Total deposits                                                         689,152           521,533

Short-term borrowings                                                           43,610            29,573
Federal Home Loan Bank advances and other borrowed funds                         2,889             1,397
ESOP loan                                                                        1,537             1,671
Obligated mandatory redeemable capital securities of subsidiary trust            7,217
Other liabilities                                                                5,751             2,989
                                                                             ---------         ---------
        Total liabilities                                                      750,156           557,163

SHAREHOLDERS' EQUITY
Common stock, stated value $1.00                                                 6,246             4,917
    Shares authorized - 12,000,000 in 2003 and 2002
    Shares issued - 6,245,964 in 2003
     and 4,916,911 in 2002
    Shares outstanding - 6,025,403 in 2003
      and 4,781,565 in 2002
Paid-in capital                                                                 43,561            13,174
Retained earnings                                                               52,675            49,897
Unearned ESOP shares                                                            (1,278)           (1,390)
Treasury stock, at cost - 220,561 shares in 2003
     and 135,346 shares in 2002                                                 (6,194)           (3,738)
Accumulated other comprehensive income                                           3,903             3,564
                                                                             ---------         ---------
        Total shareholders' equity                                              98,913            66,424
                                                                             ---------         ---------

    Total liabilities and shareholders' equity                               $ 849,069         $ 623,587
                                                                             =========         =========


           See notes to condensed consolidated financial statements.

                               WAYNE BANCORP, INC
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)



                                                         Three Months Ended          Six Months Ended
                                                             June 30,                   June 30,
                                                        2003          2002          2003          2002
                                                      -------       -------       -------       -------
                                                                       (In thousands)
INTEREST INCOME
   Interest and fees on loans                         $ 7,254       $ 6,871       $13,860       $14,185
   Taxable securities                                   1,418         1,627         2,836         3,213
   Non-taxable securities                                 516           495         1,004           973
   Other interest income                                   57            33            60            72
                                                      -------       -------       -------       -------
      Total interest income                             9,245         9,026        17,760        18,443
                                                      -------       -------       -------       -------

INTEREST EXPENSE
   Interest on deposits                                 2,402         2,971         4,740         5,966
   Interest on federal funds purchased and
     repurchase agreements                                 59            84           111           179
   Interest on Federal Home Loan Bank
     advances and other borrowed funds                     61           110           113           228
                                                      -------       -------       -------       -------
   Total interest expense                               2,522         3,165         4,964         6,373
                                                      -------       -------       -------       -------

NET INTEREST INCOME                                     6,723         5,861        12,796        12,070
Provision for loan losses                                  71           150           111           300
                                                      -------       -------       -------       -------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                           6,652         5,711        12,685        11,770

Other income
   Service charges and fees on deposit accounts           605           526         1,120         1,026
   Income from fiduciary activities                       482           360           850           720
   Net gain on sale of loans                              135             6           380           112
   Net gain on sale of securities                           0            63             0            62
   Other non-interest income                              295           214           496           479
                                                      -------       -------       -------       -------
      Total other income                                1,517         1,169         2,846         2,399
                                                      -------       -------       -------       -------

Other expenses
   Salaries and employee benefits                       2,674         2,272         5,051         4,584
   Occupancy and equipment                                646           508         1,223         1,010
   Amortization of intangibles                             59             0            59             0
   Other operating expenses                             1,652         1,301         2,951         2,528
                                                      -------       -------       -------       -------
      Total other expenses                              5,031         4,081         9,284         8,122
                                                      -------       -------       -------       -------

INCOME BEFORE INCOME TAXES                              3,138         2,799         6,247         6,047
Income tax expense                                        907           778         1,788         1,734
                                                      -------       -------       -------       -------

NET INCOME                                              2,231         2,021         4,459         4,313
Other comprehensive income                                630         1,196           339           431
                                                      -------       -------       -------       -------

Comprehensive income                                  $ 2,861       $ 3,217       $ 4,798       $ 4,744
                                                      =======       =======       =======       =======

Earnings per common share - basic                     $   .44       $   .42       $   .91       $   .89
                                                      =======       =======       =======       =======
Earnings per common share - diluted                   $   .43       $   .42       $   .90       $   .89
                                                      =======       =======       =======       =======
Dividends per share                                   $   .18       $   .17       $   .36       $   .34
                                                      =======       =======       =======       =======


           See notes to condensed consolidated financial statements.

                               WAYNE BANCORP, INC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                 Six Months Ended
                                                                      June 30,
                                                               2003            2002
                                                             --------        --------
                                                                   (In thousands)

Net cash from operating activities                           $ (4,596)       $  5,539

CASH FLOWS FROM INVESTING ACTIVITIES
    Securities available-for-sale
        Purchases                                             (25,430)        (50,836)
        Proceeds from maturities and repayments                32,021          31,864
        Proceeds from sales                                                     7,336
    Net change in loans                                        16,649           7,058
    Net cash received in merger                                 4,243
    Purchase of premises and equipment                           (920)         (1,547)
    Proceeds from sales of premises                               102              67
                                                             --------        --------
        Net cash from investing activities                     26,645          (6,058)


CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in deposits                                       (792)          9,110
    Net change in short-term borrowings                           725          (8,039)
    Repayment of Federal Home Loan Bank advances                               (1,692)
    Repayment of ESOP loan and other borrowed funds              (142)           (136)
    Cash dividends paid                                        (1,484)         (1,441)
    Treasury stock purchased                                   (2,654)           (772)
                                                             --------        --------
        Net cash from financing activities                     (4,347)         (2,970)
                                                             --------        --------

Net change in cash and cash equivalents                        17,702          (3,489)

Cash and cash equivalents at beginning of period               31,638          32,713
                                                             --------        --------

Cash and cash equivalents at end of period                   $ 49,340        $ 29,224
                                                             ========        ========


Supplemental disclosures of cash flow information
   Cash basis payments for federal income tax purposes       $  1,845        $  1,485
   Cash basis payments for interest expense                     4,752           6,553

Supplemental non-cash disclosure
   Merger with BSC through issuance of common stock          $ 38,556        $


           See notes to condensed consolidated financial statements.

                               WAYNE BANCORP, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of Management, are necessary to present fairly the financial position of Wayne Bancorp, Inc. (the "Company") at June 30, 2003, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the financial statements, and notes thereto, of the Company for the year ended December 31, 2002, included in its 2002 annual report. Refer to the accounting policies of the Company described in the notes to the financial statements contained in the Company's 2002 annual report. The Company has consistently followed these policies in preparing this Form 10-Q.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries Wayne County National Bank (Wayne), Chippewa Valley Bank (Chippewa), Savings Bank & Trust (SBT), Access Financial Corp. (AFC) and MidOhio Data, Inc. (MID). The financial statements of Wayne include the accounts of its wholly-owned subsidiary, Chippewa Valley Title Agency, Inc. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

                               WAYNE BANCORP, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Newly Issued But Not Yet Effective Accounting Standards

FASB recently issued two new accounting standards, Statement 149, Amendment to Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, both of which generally become effective in the quarter beginning July 1, 2003. The new standards will not materially affect the Company's operating results or financial condition.

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


                                                        Three months ended                Six months ended
                                                             June 30,                         June 30,
(dollars in thousands except per share data)           2003             2002             2003             2002
                                                    ---------        ---------        ---------        ---------
Net income as reported                              $   2,231        $   2,021        $   4,459        $   4,313
Deduct: Stock based compensation expense
    determined under fair value based method              (22)             (56)             (43)            (113)
                                                    ---------        ---------        ---------        ---------
Pro forma net income                                $   2,209        $   1,965            4,416            4,200
Basic earnings per common share as reported              0.44             0.42             0.91             0.89
Pro forma basis earnings per common share                0.43             0.41             0.90             0.88
Diluted earnings per common share as reported            0.43             0.42             0.90             0.89
Proforma diluted earnings per common share               0.43             0.41             0.90             0.88

                               WAYNE BANCORP, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


NOTE 2 - SECURITIES

Securities available-for-sale were as follows:

                                                            Gross         Gross
                                             Fair        Unrealized     Unrealized
                                             Value          Gains         Losses
                                           --------       --------       --------
                                                             (In thousands)
        June 30, 2003
        -------------
          U.S. Treasury                    $  5,157       $    142       $
          Federal agency obligations         92,329          1,488             (5)
          Mortgage-backed securities         32,397            596
          Obligations of state and
            political subdivisions           95,801          3,028            (60)
          Corporate obligations              15,984            575
          Other securities                    4,205            169            (19)
                                           --------       --------       --------

             Total                         $245,873       $  5,998       $    (84)
                                           ========       ========       ========

        December 31, 2002
        -----------------
          U.S. Treasury                    $  7,243       $    227       $
          Federal agency obligations         61,843          1,515
          Mortgage-backed securities         24,170            783
          Obligations of state and
            political subdivisions           63,505          2,188
          Corporate obligations              24,749            720
          Other securities                    3,398             72           (101)
                                           --------       --------       --------

             Total                         $184,908       $  5,505       $   (101)
                                           ========       ========       ========


During the three and six months ended June 30, 2003 there were no sales of securities. During the three months ended June 30, 2002 proceeds from the sale of securities were $6.8 million, with gross realized gains of $64 thousand and gross realized losses of $1 thousand included in earnings. During the six months ended June 30, 2002 proceeds from the sale of securities were $7.3 million, with gross realized gains of $64 thousand and gross realized losses of $2 thousand included in earnings.

                               WAYNE BANCORP, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3 - LOANS

Loans are comprised of the following:

                                                    June 30,       December 31,
                                                      2003             2002
                                                   ---------        ---------
                                                         (In thousands)

         Commercial                                $ 301,710        $ 242,124
         Real estate                                  76,581           75,686
         Consumer installment                         67,486           34,301
         Home equity                                  27,240           17,397
         Direct lease financing                          742              787
         Credit card and other                         1,271              115
                                                   ---------        ---------

             Gross loans                             475,030          370,410
         Less: Net deferred loan fees                   (635)            (547)
                   Unearned income on leases             (40)             (69)
                                                   ---------        ---------

             Total loans                           $ 474,355        $ 369,794
                                                   =========        =========

An analysis of activity in the allowance for loan losses is as follows:

                                                   June 30,       June 30,
                                                     2003          2002
                                                   -------        -------
                                                       (In thousands)

        Balance at beginning of period             $ 6,039        $ 5,821
          Acquired allowance for loan losses         2,529
          Provision for loan losses                    113            300
          Loans charged off                           (661)          (352)
          Loan recoveries                              109            149
                                                   -------        -------
        Balance at end of period                   $ 8,129        $ 5,918
                                                   =======        =======

    Impaired loans were as follows

                                                                  June 30,    December 31,
                                                                    2003         2002
                                                                   ------       ------
Period-end loans with no allocated allowance for loan losses       $    0       $    0
Period-end loans with allocated allowance for loan losses           2,067        1,502
                                                                   ------       ------

    Total                                                          $2,067       $1,502
                                                                   ------       ------

Amount of the allowance for loan losses allocated                  $  400       $  510
                                                                   ------       ------

Non-performing loans were as follows:

Loans past due over 90 days and accruing interest                  $  547       $  334
Non-accrual loans                                                   1,654        1,042

                               WAYNE BANCORP, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 4 - EARNINGS PER COMMON SHARE

The factors used in the earnings per common share are as follows:

                                                       Three Months Ended                    Six Months Ended
                                                            June 30,                              June 30,
                                                     2003               2002               2003               2002
                                                 -----------        -----------        -----------        -----------
BASIC
Net income                                       $ 2,231,000        $ 2,021,000        $ 4,459,000        $ 4,313,000
Weighted average common shares outstanding         5,181,077          4,864,002          4,974,726          4,870,039
Less: average unallocated ESOP shares                (68,075)           (80,389)           (69,346)           (81,363)
                                                 -----------        -----------        -----------        -----------

Average shares                                     5,113,002          4,783,613          4,905,380          4,788,676
                                                 ===========        ===========        ===========        ===========

Basic earnings per common share                  $      0.44        $      0.42        $      0.91        $      0.89
                                                 ===========        ===========        ===========        ===========

DILUTED
Net income                                       $ 2,231,000        $ 2,021,000        $ 4,459,000        $ 4,313,000
Weighted average shares outstanding
  for basic earnings per common share              5,113,002          4,783,613          4,905,380          4,788,676
Add:  diluted effects of assumed
  exercise of stock options                           29,253             13,823             26,528             10,970
                                                 -----------        -----------        -----------        -----------

Average shares and dilutive potential
  common shares                                    5,142,255          4,794,436          4,931,908          4,799,646
                                                 ===========        ===========        ===========        ===========

Diluted earnings per common share                $      0.43        $      0.42        $      0.90        $      0.89
                                                 ===========        ===========        ===========        ===========

For the three and six months ending June 30, 2003 stock options for 154,544 shares of common stock were not considered in computing diluted earnings per common share because they were non-dilutive. For the three and six months ending June 30, 2002 stock options for 81,816 shares of common stock, and 101,551 shares of common stock were not considered in computing diluted earnings per common share because they were non-dilutive.

NOTE 5 - OBLIGATED MANDATORY REDEEMABLE SECURITIES

In connection with the acquisition of Banc Services Corp. (BSC) discussed in
Note 6, the Company assumed mandatory redeemable capital securities with a par and fair value of $7.0 million at a floating rate of 5.50%. These securities were issued through a special purpose entity as part of a pooled offering. The Company may redeem them, in whole but not in part, any time prior to 2007 at a price of 107.50% of face value. After 2007, the securities may be redeemed at face. They count as Tier 1 capital for regulatory purposes.

NOTE 6 -MERGER
On May 31, 2003, the Company completed the merger of Banc Services Corp., (BSC) which was announced December 11, 2002. BSC merged with and into the Company and BSC's subsidiaries, The Savings Bank and Trust Company and Access Financial Corp. survived the merger.

The Company issued 1,329,053 shares of common stock valued at approximately $32.1 million, plus cash of $13.8 million, while cash of $7 thousand was paid for fractional shares. Total assets of BSC prior to the

                               WAYNE BANCORP, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


merger were $210.0 million, including $123.0 million in loans and $166.8 million in deposits. The transaction was recorded as a purchase and, accordingly, the operating results of BSC have been included in the Company's consolidated financial statements since the date of the merger. The aggregate of the purchase price over the fair value of the net assets, or goodwill, acquired of approximately $23.9 million will be evaluated for impairment on an annual basis. As a result of the merger, management believes that the combination of the companies is a complimentary strategic fit of the existing businesses and enables Wayne Bancorp, Inc. to compete more effectively with other financial institutions in the Company's existing markets. In addition the Company entered into the merger for the following reasons:

    -   expands market area and increases assets

    -   expected to be accretive to per share earnings

    -   increases liquidity for the sale of common stock

    -   provides the foundation for further growth and selling opportunities

    - provides opportunities to consolidate functions and increase efficiencies

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition.

        (dollars in thousands)    May 31, 2003
                                    --------

Cash and federal funds sold         $ 18,495
Investment securities                 68,431
Loans net                            119,231
Goodwill                              23,947
Core deposit intangible                4,881
Other assets                           5,283
                                    --------

    Total assets acquired            240,268
                                    --------
Deposits                             168,412
Other borrowed funds                  22,203
Other liabilities                      3,770
                                    --------

    Total liabilities assumed        194,385
                                    --------

Net assets acquired                 $ 45,883
                                    ========

The following summarizes pro forma financial information for the three and six months ended June 30, 2003 and 2002, assuming the BSC Merger occurred as of January 1, 2002. Merger related expenses are included in the 2003 results below.

                                                     Three months ended               Six months ended
                                                           June 30,                       June 30,
(dollars in thousands except per share data)         2003            2002            2003            2002
------------------------------------------------------------------------------------------------------------

Net interest income                               $    8,463      $    9,629      $   17,187      $   17,467
Net income                                             2,754           4,601           4,902           6,327
Basic earnings per share                          $      .46      $      .75      $      .79      $     1.03
Diluted earnings per share                               .46             .75             .78            1.03

                               WAYNE BANCORP, INC
                        MANAGEMENTS DISCUSSION & ANALYSIS


Item 2. Management's Discussion and Analysis

INTRODUCTION

The following discusses the financial condition as of June 30, 2003, as compared to December 31, 2002 and the results of operations for the three and six months ended June 30, 2003 and the same periods in 2002. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

LIQUIDITY

The main objectives of asset/liability management are to provide adequate liquidity and to minimize interest rate risk. Liquidity is the ability to meet cash flow needs, which in the banking industry, refers to the Company's ability to fund customer borrowing needs as well as deposit withdrawals. The Company's primary source of liquidity is from overnight federal funds sold and securities available-for-sale. In addition, other assets such as cash and due from banks and maturing loans also provide additional sources of liquidity. At June 30, 2003, the amount of cash and due from banks and securities and loans with scheduled maturities and or repricing within the next three months was $221 million. The Company continues to keep a balance between short and long-term investments and securities that will provide adequate liquidity and maximize earnings. Based on the Company's capital position, profitability and reputation, the available liquidity sources are considered adequate to meet the current and projected needs of the Company.

CAPITAL

The Company's capital adequacy is a primary concern in our industry, and is measured by several key ratios. A long-standing measure of capital adequacy is the percentage of shareholders' equity to total assets. At June 30, 2003, the Company's equity-to-asset ratio adjusted by the impact of Financial Accounting Standards (FAS) #115 was 11.2% compared to 10.1% at December 31, 2002. Regulators of the banking industry focus primarily on two other measurements of capital - the risk-based capital ratio and the leverage ratio. The risk-based capital ratio consists of a numerator of allowable capital components and a denominator of an accumulation of risk-weighted assets. With a significant portion of the Company's investment securities portfolio in government related low risk categories and a fair amount of the loan portfolio in one-to-four family mortgage loans with a 50% risk assessment, the risk- based capital ratio is 14.0% at June 30, 2003, and 16.5% at December 31, 2002.

The regulators require a minimum leverage capital ratio of 3%. They will expect most banks to maintain leverage ratios in the 4-5% range. The leverage ratio is calculated as equity capital less certain intangible

                               WAYNE BANCORP, INC
                       MANAGEMENTS DISCUSSION & ANALYSIS


assets divided by total assets less the same intangible assets. At June 30, 2003, and December 31, 2002, the ratios were 10.7% and 10.2% respectively.

The Company's deposit insurance premiums, which are paid to the Federal Deposit Insurance Corporation (FDIC) are based, in part, on these capital ratios. The FDIC considers a bank "adequately capitalized" if the capital ratios are: Total risk-based 8%, Tier 1 risk-based 4% and a leverage ratio of 4%. The FDIC considers a bank "well capitalized" with comparable capital ratios of 10%, 6% and 5%. The Company and bank subsidiaries are considered "well capitalized" and therefore are subject to the lowest deposit insurance premiums available.

Management is not aware of any matters subsequent to June 30, 2003 that would cause the Company's capital category to change.

FINANCIAL CONDITION

The total assets of the Company increased by $225.5 million or 36.2% from December 31, 2002 to June 30, 2003. Earning assets increased by $181.4 million, which includes an increase of $67.7 million in securities and federal funds sold and an increase in loans of $113.8 million. This asset growth was funded by an increase of $183.0 million increase in deposits and borrowed funds as well a $32.5 million increase in shareholders equity. These increases are primarily the result of the acquisition of Banc Services Corp, (BSC) on May 31, 2003. BSC had assets of $210.0 million at May 31, 2003, including loans of $123 million, investments and federal funds sold of $80 million, deposits of $170 million and shareholders equity of $17 million.

Total loans at June 30, 2003 were $474.4 million, which is an increase of $104.6 million from total loans of $369.8 million at December 31, 2002. This increase is primarily related to the acquisition of BSC, which added $110.5 million of loans as of June 30, 2003. This change includes an increase in commercial loans of $59.6 million, mortgage loans of $895 thousand, consumer installment loans of $33.2 million, home equity of $9.8 million and an increase in credit card and other of $1.1 million. The Company's focus continues to be in the commercial loan area, however due to the weak economic conditions loan demand has slowed in this area, a trend that management expects to continue throughout the remainder of the year. Although mortgage loan volume has been strong due to the low rates on residential mortgage loans, the balance has remained relatively flat due to the sale of $20.2 million of loans into the secondary market during the first six months of this year. The increase in consumer installment loans is due to the addition of $32.4 million of loans from SBT and $6.3 million of loans from AFC, a consumer finance company. This addition from SBT is due to their strong presence in the in-direct automobile market, which has allowed SBT to grow their portfolio despite the low rates and incentives being offered by the auto manufacturers. Home equity loans continue to grow due to the strong housing market, low interest rates, and borrowers taking advantage of the equity that is available in their homes. Management anticipates that overall loan growth will be hampered during the second half of the year as a result of prolonged weak economic conditions, uncertainty in the financial markets and the slow pace of the economic recovery.

As of June 30, 2003, the Company had $33.9 million of one-to-four family residential mortgage loans classified as held-for-sale, compared to $24.8 million at December 31, 2002. Through June 30, 2003 the Company sold $20.2 million of mortgage loans into the secondary market. Loans classified as held for sale, are those 15 and 30 year fixed rate mortgage loans, that were originated within the preceding 12 months. Management considers the sale of loans into the secondary market based on overall portfolio composition, interest rate risk and liquidity.

Based on current economic conditions, and trends in the financial markets management expects interest rates to remain stable during the second half of 2003, with expectations that rates will rise in the next twelve to eighteen months. Rate increases, which signal signs of a stronger economy and higher inflation, impact rates offered on various loan and deposit products. Most susceptible are the variable rate products that change based on various indices, such as the prime rate of interest and treasury rates.

                               WAYNE BANCORP, INC
                        MANAGEMENTS DISCUSSION & ANALYSIS

Total securities available-for-sale increased by $61.0 million through the second quarter of 2003, while federal funds sold increased by $6.7 million. This increase in securities is primarily due to investing the proceeds from the mortgage loan sales into short-term securities, as well as the acquisition of BSC. As these securities mature it is anticipated that the proceeds will be used to fund future growth in the loan portfolio, or reinvested into similar securities.

Total deposits have increased by $167.6 million for the period ended June 30, 2003, including deposits from BSC of $166.7 at June 30, 2003. Although total deposits, excluding the merger, have remained relatively unchanged from December 31, 2002, the deposit mix and customer preferences have changed. Due to economic uncertainties and the weak financial markets the Company has experienced an increase in savings accounts while certificates of deposit have declined. Management believes that this trend is due to the current rate environment, as the incentive to invest long-term has diminished due to the low rate differential between products, and investors' preference to stay liquid to take advantage of rising interest rates in the future. Management is also aware that this growth in savings accounts and the shift in the deposit mix may cause margin and liquidity pressure in the future as expectations are that a portion of these customers will withdrawal their funds and invest them in the equity markets, and a portion will shift back into higher yielding certificates. To monitor these trends management analyzes rates paid on deposits within its market area on a weekly basis to ensure the Company's rates on similar products are competitive in order to both grow and retain these deposits. Management continues its long-term focus on growing its core deposit base to facilitate asset growth and meet loan demand.

Short-term borrowings, which consists of securities sold under agreements to repurchase and federal funds purchased, increased by $14.0 million for the six months ended June 30, 2003, of which substantially all the increase was from the acquisition of BSC.

Federal Home Loan Bank (FHLB) advances and other borrowed funds increased by $1.5 million during the first six months of 2003. This increase is primarily due to line of credit advances from a correspondent bank, which the Company has used to fund the current share buyback program. The Company did not have any advances from the FHLB during the first six months of the year. The Company considers FHLB advances to be an alternative funding source to core deposit growth and primarily structures these advances to fund loans with similar repayment characteristics. .

RESULTS OF OPERATIONS

Net income was $4,459,000 for the first six months of 2003 compared to $4,313,000 for the same period in 2002. Earnings per common share for the six months ended June 30, 2003 and 2002 were $.91 and $.89 per share respectively. Dividends were $.36 per share for the first six months of 2003 and $.34 per share for the first six months in 2002.

For the three months ended June 30, 2003, net income was $2,231,000, or $.44 per share, with dividends paid of $.18 per share. This compares to net income of $2,021,000, or $.42 per share, with dividends paid of $.17 per share for the three months ended June 30, 2002.

Total interest income for the six months ended June 30, 2003 was $17,760,000, which decreased $683,000, or 3.7%, from the $18,443,000 earned in the comparable period last year, including interest income from SBT and AFC of $953,000. This decline in interest income is due to the repricing that has occurred on the asset side of the balance sheet due to the prolonged low interest rate environment. During the second quarter the Federal Open Market Committee (FOMC) continued its easing policy and lowered rates by 25 basis points, dropping the benchmark federal funds rate to 1.00%. As the prime rate of interest tends to move in conjunction with the federal funds rate, the prime rate of interest is now at 4.00%, its lowest level in over 40 years. As the Company prices commercial and industrial loans as well as home equity loans on the prime rate of interest, fluctuations in this index will cause an increase or decrease in total interest income. Total interest income for the three months ended June 30, 2003 was $9,245,000, which increased $219,000, or

                               WAYNE BANCORP, INC
                        MANAGEMENTS DISCUSSION & ANALYSIS


2.4%, compared to $9,026,000 for the same three month period one year ago. This increase is due to the interest income added by SBT and AFC, offset by the repricing that has occurred since last year.


Total earning assets were $768.0 million and $570.8 million at June 30, 2003 and June 30, 2002. The increase in earning assets is due to an increase of $81.0 million in securities and federal funds sold and an increase of $116.3 million in loan balances. The weighted average interest rate earned on these assets has increased from 6.45% at June 30, 2002 to 6.56% at June 30, 2003. Excluding SBT and AFC, the yield at June 30, 2003 was 6.14%, or a decline of 31 basis points from the prior period.

Total interest bearing liabilities at June 30, 2003 and June 30, 2002 were $650.4 and $465.5 million respectively. The weighted average interest rate paid for these liabilities has decreased from 2.73% at June 30, 2002 to 2.25% at June 30, 2003.

The net effect of the changes in interest earning assets and interest bearing liabilities, combined with the repricing that has occurred since June 30, 2002, caused an increase in net interest income of $726,000, or 6.0%, for the six months ended June 30, 2003, and an increase in net interest income of $862,000, or 14.7% for the three months ended June 30, 2003.

The provision for loan losses was $111,000 for the six-month period ending June 30, 2003 compared to $300,000 for the same period in 2002, while the ratio of the allowance for loan losses to total loans was 1.60% and 1.51% respectively. Total charge-offs for the six months ended June 30, 2003 were $661,000 compared to $351,000 in the same period last year. The increase in the actual charge-offs was primarily due to the Company charging off one commercial loan, for $453,000, that was previously classified as impaired, as well as charge-offs for SBT and AFC totaling $71,000. As SBT and AFC are strategically focused to conduct a larger volume of consumer installment and in-direct dealer loans it is anticipated that their level of charge-offs will continue at a similar level throughout the balance of the year. The decrease in the provision is largely due to a decline in pre-merger loan balances coupled with no significant change in the amount of non-performing loans. The increase in the allowance ratio is primarily due to the growth in the allowance over the prior period outpacing growth in loan balances. The provision for the three months ended June 30, 2003 was $71,000, compared to $150,000 for the same three-month period in 2002. Total charge-offs for the three months ended June 30, 2003 were $568,000 compared to $205,000 for the same period last year. The decrease in the provision is substantially the same as that for the full six months. Given the make-up of the loan portfolio, and considering past due loans, charge-off and recovery history as well as economic conditions, Management considers the allowance for loan losses to be adequate and sufficient to cover probable incurred credit losses.

Total other income increased by $447,000, or 18.6%, for the six months ended June 30, 2003 compared to the same period one year ago. Service charges and fees on deposits increased by $94,000, or 9.2% primarily due to fees from SBT during June. Trust revenues increased $130,000, or 18.1% due to increased fees generated from the Trust division. Although total loans sold into the secondary market have declined by $3.6 million, net gains on the sale of loans have increased by $268,000, or 239.3% primarily due to the Company benefiting from pricing that was more favorable, as well as a portion due to gains from sales by SBT. Other non-interest income has increased by $17,000 or 3.6%. Net gains on the sale of investments declined by $62,000, as there were no sales during the first six months of the year, compared to sales of $7.3 million in the comparable period one year ago.

Total other income increased by $348,000, or 30.0% for the three months ended June 30, 2003 compared to the same period one year ago. Service charges on deposits increased by $79,000, Trust earnings increased by $122,000, net gains on the sale of loans increased by $129,000, and other miscellaneous income increased

                               WAYNE BANCORP, INC
                        MANAGEMENTS DISCUSSION & ANALYSIS


by $81,000, while gains from investment sales declined by $63,000. These changes are substantially the same as those for the six months ended June 30, 2003.

Total other expenses increased by $ 1,162,000, or 14.3%, for the six months ended June 30, 2003 compared to the same period in 2002. Salaries and employee benefits increased by $467,000, or 10.2%, from $4,584,000 at June 30, 2002 to $5,051,000 at June 30, 2003, including expenses from SBT and AFC of $261,000. This increase is due, in part, to the annual salary adjustments that are made each year in order to maintain compensation at a level that will attract and retain employees, as well as an increase in expenses related to retirement benefits, and health insurance costs. Occupancy and equipment expense increased $213,000, or 21.1% from $1,010,000 at June 30, 2002 to $1,223,000 at June 30,
2003, including expenses from SBT and AFC of $58,000. These increases were primarily attributed to increased expenses related to building and equipment maintenance and repairs as well as depreciation. Other non-interest expenses increased $482,000, or 19.1%, from $2,528,000 at June 30, 2002 to $3,010,000 at
June 30, 2003, including expenses from SBT and AFC of $150,000. Increases in this area were noted in expenses related to directors fees, Trust, service charges, advertising, donations and data processing, while decreases were noted in expenses related to franchise tax, and expenses related to the Company's operation of its Automated Teller Machines (ATM's).

Total other expenses for the three months ended June 30, 2003, increased by $950,000, or 23.3% from $4,081,000 at June 30, 2002 to $5,031,000 at June 30,
2003. Salaries and employee benefits increased by $402,000, occupancy and equipment expense increased $138,000 and other non-interest expenses increased $410,000. The increase in these areas is substantially the same as that for the full six months ended June 30, 2003.

                               WAYNE BANCORP, INC
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


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

The Company's 2002 annual report provides a table which details information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 2002. The table is based on information and assumptions set forth in the notes. The Company believes the assumptions utilized are reasonable. For loans, securities and liabilities with contractual maturities, the table represents principal cash flows and the weighted-average interest rate. For variable rate loans, the contractual maturity and weighted-average interest rate was used with an explanatory footnote as to repricing periods. For liabilities without contractual maturities such as demand and savings deposit accounts, a decay rate was utilized to match their most likely withdrawal behavior. Management believes that no events have occurred since December 31, 2002 that would significantly change the ratio of rate sensitive assets to rate sensitive liabilities for the given time horizons.

                               WAYNE BANCORP, INC
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


Item 4. Controls and Procedures

Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of Wayne Bancorp, Inc.'s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company's reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect its internal controls.

                               WAYNE BANCORP, INC
                           PART II - OTHER INFORMATION



Item 1. Legal Proceedings
        None.

Item 2. Changes in Securities
        None.

Item 3. Defaults Upon Senior Securities
        None.

Item 4. Submission of Matters to a Vote of Security Holders


    (a) Annual Shareholders' Meeting: Wayne Bancorp, Inc. held its annual meeting of shareholders' on May 29, 2003, for the purpose of considering and voting on the following:

        1. To approve the Affiliation Agreement dated as of December 9, 2002, by and between Wayne Bancorp, Inc. and Banc Services Corp. and the merger contemplated by the agreement whereby Wayne Bancorp will issue up to 1,329,278 shares of Wayne Bancorp common stock.

        2. To elect the four directors named in the joint proxy/statement prospectus.

        3.  To approve a deferred share plan.

        4. To transact any other business as may properly come before the annual meeting or any adjournments or postponements of the annual meeting.

        The summary of the voting of the common shares outstanding was as follows:

         Proposal 1:
         FOR:  2,976,128     AGAINST:  62,296     ABSTAIN:  712,209

         Proposal 2:
         David P. Boyle              FOR:  3,718,340          WITHHELD:  32,293
         B. Diane Gordon             FOR:  3,713,973          WITHHELD:  36,660
         Stephen L. Shapiro          FOR:  3,736,446          WITHHELD:  14,187
         Bala Venkataraman           FOR:  3,733,435          WITHHELD:  17,197

        In addition to the directors that were re-elected above, directors continuing in office until the annual meeting in 2004 are Gwenn E. Bull, David L. Christopher, Dennis B. Donahue and Jeffrey E. Smith. Directors continuing in office until the annual meeting in 2005 are James O. Basford, John C. Johnston III, Philip S. Swope and David E. Taylor.

         Proposal 3:
         FOR:  3,257,797     AGAINST:  212,559     ABSTAIN:  280,277

         Proposal 4:
         No other business

                               WAYNE BANCORP, INC
                           PART II - OTHER INFORMATION


Item 5.  Other Information
         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits
         31.1
         31.2
         32.1
         32.2

         (b) Reports on Form 8-K

    1. Current Report on Form 8-K dated April 17, 2003, announcing first quarter financial results of Wayne Bancorp, Inc.

    2. Current Report on Form 8-K dated May 31, 2003, announcing the merger of Banc Services Corp. into Wayne Bancorp, Inc. effective May 31, 2003.

                               WAYNE BANCORP, INC
                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the small business issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  August 14, 2003                              \s\ David P. Boyle
       ---------------                              ------------------
                                                    David P. Boyle
                                                    President and CEO





Date:  August 14, 2003                              \s\ John A. Lende
       ---------------                              -----------------
                                                    John A. Lende
                                                    Secretary/Treasurer