Form 10-Q
period 2003-09-30
WAYNE BANCORP INC /OH/
filed 2003-11-14
CIK 788134

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

 (Mark One)

   [X]          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes   [X]         No    [ ]

As of October 31, 2003, the latest practicable date, 6,012,388 shares of the issuer's common shares, $1.00 stated value, were issued and outstanding.



--------------------------------------------------------------------------------

                               WAYNE BANCORP, INC

                                      INDEX
                                    FORM 10-Q
                    For the Quarter Ended September 30, 2003





                                                                                                           Page
                                                                                                           ----
PART I - FINANCIAL INFORMATION

  Item 1.     Consolidated Financial Statements (Unaudited)

              Consolidated Balance Sheets.............................................................      3

              Consolidated Statements of Income
                and Comprehensive Income..............................................................      4

              Condensed Consolidated Statements of Cash Flows ........................................      5

              Notes to Consolidated Financial Statements .............................................      6

  Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations...................................................     15

  Item 3.     Quantitative and Qualitative Disclosures about
                Market Risk...........................................................................     20

  Item 4.          Controls and procedures.....................................................            21

PART II - OTHER INFORMATION...........................................................................     22

SIGNATURES ...........................................................................................     23



-------------------------------------------------------------------------------

                               WAYNE BANCORP, INC

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------


Item 1.  Financial Statements

                                                                                      September 30,   December 31,
                                                                                          2003            2002
                                                                                          ----            ----
                                                                                            (In thousands)
ASSETS
Cash and due from banks                                                               $    29,869    $    24,508
Federal funds sold                                                                         11,783          7,130
                                                                                      -----------    -----------
         Total cash and cash equivalents                                                   41,652         31,638
Securities available-for-sale                                                             254,512        184,908
Loans held-for-sale                                                                        26,615         24,761
Loans                                                                                     456,549        369,794
     Allowance for loans                                                                   (7,467)        (6,039)
                                                                                      ------------   ------------
     Net loans                                                                            449,082        363,755
Premises and equipment                                                                     15,870         11,288
Goodwill                                                                                   24,695            748
Other identifiable intangible assets                                                        5,867            771
Accrued interest receivable and other assets                                                8,193          5,718
                                                                                      -----------    -----------

         Total assets                                                                 $   826,486    $   623,587
                                                                                      ===========    ===========

LIABILITIES
Deposits
     Interest bearing                                                                 $   575,540    $   442,532
     Non-interest bearing                                                                  99,991         79,001
                                                                                      -----------    -----------
         Total deposits                                                                   675,531        521,533
Short-term borrowings                                                                      38,137         29,573
Federal Home Loan Bank advances and other borrowed funds                                    1,486          1,397
ESOP Loan                                                                                   1,537          1,671
Obligated mandatory redeemable capital securities of subsidiary trust                       7,217
Other liabilities                                                                           4,848          2,989
                                                                                      -----------    -----------
         Total liabilities                                                                728,756        557,163

SHAREHOLDERS' EQUITY
Common stock, $1.00 stated value                                                            6,246          4,917
     Shares authorized - 12,000,000 in 2003 and 2002
     Shares issued - 6,245,964 in 2003
                     4,916,911 in 2002
Paid-in capital                                                                            43,407         13,174
Retained earnings                                                                          54,284         49,897
Unearned ESOP shares, - 67,482 shares in 2003
     and 71,150 in shares in 2002                                                          (1,222)        (1,390)
Treasury stock, at cost - 234,622 shares in 2003
     and 135,346 shares in 2002                                                            (7,027)        (3,738)
Accumulated other comprehensive income                                                      2,042          3,564
                                                                                      -----------    -----------
         Total shareholders' equity                                                        97,730         66,424
                                                                                      -----------    -----------

     Total liabilities and shareholders' equity                                       $   826,486    $   623,587
                                                                                      ===========    ===========


-------------------------------------------------------------------------------

           See accompanying notes to consolidated financial statements

                               WAYNE BANCORP, INC
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)



-------------------------------------------------------------------------------

                                                            Three Months Ended                 Nine Months Ended
                                                                September 30,                     September 30,
                                                            2003            2002              2003           2002
                                                            ----            ----              ----           ----
                                                                  (In thousands, except per share data)
INTEREST INCOME
    Interest and fees on loans                            $     8,649    $     6,958    $    22,509     $    21,143
    Taxable securities                                          1,484          1,516          4,320           4,729
    Non-taxable securities                                        597            501          1,601           1,474
    Other interest income                                          30             24             90              96
                                                          -----------    -----------    -----------     -----------
       Total interest income                                   10,761          8,999         28,521          27,442
                                                          -----------    -----------    -----------     -----------

INTEREST EXPENSE
    Interest on deposits                                        2,357          2,844          7,097           8,810
    Interest on federal funds purchased and
      repurchase agreements                                        64             81            175             260
    Interest on Federal Home Loan Bank
      advances and other borrowed funds                           162             87            275             315
                                                          -----------    -----------    -----------     -----------
       Total interest expense                                   2,583          3,012          7,547           9,385
                                                          -----------    -----------    -----------     -----------

NET INTEREST INCOME                                             8,178          5,987         20,974          18,057

Provision for loan losses                                         131            150            242             450
                                                          -----------    -----------    -----------     -----------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                                   8,047          5,837         20,732          17,607

Other income
    Service charges and fees on deposit accounts                  765            572          1,885           1,598
    Income from fiduciary activities                              537            360          1,387           1,080
    Net gain(loss) on sale of loans                              (125)            32            255             144
    Net gain on sale of securities                                146              0            146              62
    Other non-interest income                                     370            216            866             695
                                                          -----------    -----------    -----------     -----------
       Total other income                                       1,693          1,180          4,539           3,579
                                                          -----------    -----------    -----------     -----------

Other expenses
    Salaries and employee benefits                              3,008          2,276          8,059           6,860
    Occupancy and equipment                                       749            511          1,972           1,521
    Amortization of intangibles                                   157             21            216              61
    Other operating expenses                                    1,955          1,259          4,907           3,747
                                                          -----------    -----------    -----------     -----------
       Total other expenses                                     5,869          4,067         15,154          12,189
                                                          -----------    -----------    -----------     -----------

INCOME BEFORE INCOME TAXES                                      3,870          2,950         10,117           8,997
Income tax expense                                              1,187            835          2,975           2,569
                                                          -----------    -----------    -----------     -----------

NET INCOME                                                      2,683          2,115          7,142           6,428
Other Comprehensive Income                                     (1,861)           871         (1,522)          1,302
                                                          ------------   -----------    ------------    -----------

Comprehensive Income                                      $       822    $     2,986    $     5,260     $     7,730
                                                          ===========    ===========    ===========     ===========

Earnings per common share - basic                         $      0.43    $      0.42    $      1.28     $      1.28
                                                          ===========    ===========    ===========     ===========
Earnings per common share - diluted                       $      0.43    $      0.42    $      1.28     $      1.27
                                                          ===========    ===========    ===========     ===========
Dividends per share                                       $      0.17    $      0.16    $      0.51     $      0.49
                                                          ===========    ===========    ===========     ===========


-------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements

                               WAYNE BANCORP, INC
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

------------------------------------------------------------------------------

                                                                                          Nine Months Ended
                                                                                             September 30,
                                                                                          2003          2002
                                                                                          ----          ----
                                                                                            (In thousands)

Net cash from operating activities                                                    $    3,517    $    3,437

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available-for-sale
         Purchases                                                                       (68,768)      (59,038)
         Proceeds from maturities and repayments                                          56,068        45,356
         Proceeds from sales                                                               7,299         7,336
     Net change in loans                                                                  33,662         9,579
     Net cash received in merger                                                           4,243
     Purchase of premises and equipment                                                   (2,373)       (1,812)
     Proceeds from sales of premises                                                         107            67
                                                                                      ----------    ----------
         Net cash from investing activities                                               30,238         1,488

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                              (14,414)        5,416
     Net change in short-term borrowings                                                  (3,238)       (7,865)
     Repayment of Federal Home Loan Bank advances                                         (1,300)       (3,480)
     Proceeds from  ESOP loan and other borrowed funds                                     1,401
     Repayment of ESOP loan and other borrowed funds                                        (146)         (140)
     Cash dividends paid                                                                  (2,450)       (2,157)
     Treasury stock purchased                                                             (3,594)       (1,811)
                                                                                      -----------   ----------
         Net cash from financing activities                                              (23,741)      (10,037)
                                                                                      -----------   -----------

Net change in cash and cash equivalents                                                   10,014        (5,112)

Cash and cash equivalents at beginning of period                                          31,638        32,713
                                                                                      ----------    ----------

Cash and cash equivalents at end of period                                            $   41,652    $   27,601
                                                                                      ==========    ==========

Supplemental disclosures of cash flow information
    Cash basis payments for federal income tax purposes                               $    2,670    $    2,585
    Cash basis payments for interest expense                                               7,356         9,655

Supplemental non-cash disclosure
    Merger with BSC through issuance of common stock                                  $   45,883    $


--------------------------------------------------------------------------------
           See acompanying notes to consolidated financial statements
                                                                              5.

                               WAYNE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of Management, are necessary to present fairly the financial position of Wayne Bancorp, Inc. (the "Company") at September 30, 2003, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature.

The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the financial statements, and notes thereto, of the Company for the year ended December 31, 2002, included in its 2002 annual report. Refer to the accounting policies of the Company described in the notes to the financial statements contained in the Company's 2002 annual report. The Company has consistently followed these policies in preparing this Form 10-Q. The selection and application of these accounting policies involve judgments, estimates and uncertainties that are susceptible to change.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries Wayne County National Bank (Wayne), Savings Bank & Trust (SBT), Access Financial Corp. (AFC) and MidOhio Data, Inc. (MID). The financial statements of Wayne include the accounts of its wholly-owned subsidiary, Chippewa Valley Title Agency, Inc. All significant intercompany accounts and transactions have been eliminated in the consolidation

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair values of financial instruments and status of contingencies are particularly subject to change.

Presented below are discussions of those accounting policies that management believes are the most important (Critical Accounting Policies) to the portrayal and understanding of the Company's financial condition and results of operations. These Critical Accounting Policies require management's most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

Loans and leases are the Company's largest income earning asset category. Loans are recorded at the amount advanced to the borrower plus certain costs incurred by the Company to originate the loan, less certain origination fees that are collected from the borrower. The carrying amount of loans is reduced as principal payments are made. Payments made by the borrower are allocated between interest income and principal payment based upon the outstanding principal amount, the contractual rate of interest and other contractual terms. The carrying amount is further adjusted to reflect amortization of the origination costs net of origination fees. These items are amortized over the expected life of the loan.

The accrual of interest income is generally discontinued (Non-Accrual Status) when management believes that collection of principal and/or interest is doubtful or when payment becomes 90 to 120 days past due, except for loans that are well secured and are in a short-term, well-defined process of collection. Payments received from the borrower after a loan is placed on Non-Accrual Status are applied to reduce the principal balance of the loan until such time that collectibility of remaining principal and interest is no longer doubtful.

-------------------------------------------------------------------------------

                               WAYNE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
-------------------------------------------------------------------------------
Management periodically reviews the loan and lease portfolio in order to establish an estimated allowance for loan and lease losses (Allowance) that are probable as of the respective reporting date. Additions to the Allowance are charged against earnings for the period as a provision for loan and lease losses (Provision). Actual loan and lease losses are charged against (reduce) the Allowance when management believes that the collection of principal will not occur. Unpaid interest for the current year for loans that are placed on Non-Accrual Status is reversed against the interest income previously recognized. Subsequent recoveries of amounts previously charged to the Allowance, if any, are credited to (increase) the Allowance.

The Allowance is regularly reviewed by management to determine whether or not the amount is considered adequate to absorb probable losses. If not, an additional Provision is made to increase the Allowance. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan groups or pools that are based on historical loss experience and general loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower's ability to repay, and current economic and industry conditions, among other things. The Allowance is also subject to periodic examination by regulators whose review includes a determination as to its adequacy to absorb potential losses.

Those judgments and assumptions that are most critical to the application of this accounting policy are the initial and on-going credit-worthiness of the borrower, the amount and timing of future cash flows of the borrower that are available for repayment of the loan, the sufficiency of underlying collateral, the enforceability of third-party guarantees, the frequency and subjectivity of loan reviews and risk gradings, emerging or changing trends that might not be fully captured in the historical loss experience, and charges against the Allowance for actual losses that are greater than previously estimated. These judgments and assumptions are dependent upon or can be influenced by a variety of factors including the breadth and depth of experience of lending officers, credit administration and the corporate loan review staff that periodically review the status of the loan, changing economic and industry conditions, changes in the financial condition of the borrower and changes in the value and availability of the underlying collateral and guarantees.

While the Company strives to reflect all known risk factors in its evaluations, judgment errors may occur. If different assumptions or conditions were to prevail, the amount and timing of interest income and loan and lease losses could be materially different. These factors are most pronounced during economic downturns. Since, as described above, so many factors can affect the amount and timing of losses on loans and leases it is difficult to predict, with any degree of certainty, the affect on income if different conditions or assumptions were to prevail. Nonetheless, if any combination of the above judgments or assumptions were to adversely affect the adequacy of the Allowance by ten percent, an additional Provision of approximately $747 thousand would be necessary.

The Company recognizes as separate assets the rights to service mortgage loans for others. Mortgage servicing rights, that are retained when mortgage loans are sold, are recorded as income at the time the loans are sold. Because it is retained as an asset, the amount allocated to mortgage servicing rights will have a favorable impact on the amount of gain or loss that is recognized on the sale of the loans.

The mortgage servicing rights asset is amortized over the projected period of and in proportion to the estimated amount of net servicing income. Amortization of the servicing rights asset will reduce the amount of income that is recorded in the respective period from the servicing of the mortgage loans. Each reporting period, the Company re-evaluates the fair value of its remaining mortgage servicing rights assets. The amount that the carrying amount of mortgage servicing rights exceeds the new estimate of fair value is charged against earnings for the period.

-------------------------------------------------------------------------------

                               WAYNE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
-------------------------------------------------------------------------------
The periodic re-evaluation of fair value is based upon current estimates of the remaining net servicing cash flows that incorporate numerous assumptions including the cost of servicing the loans, prepayment rates and default rates. This re-evaluation is done by stratifying servicing rights assets into pools based upon the original sale date of the loans, analyzing prepayment speed and historical amortization.

Judgments and assumptions that are most critical to the application of this accounting policy are the prepayment speeds that will determine the amount and period of servicing revenue that is expected to be earned, estimated costs to service the loans and estimated interest earned on amounts collected for real estate tax and property insurance premiums that are held in escrow until payment is due. These assumptions are based upon actual performance of the underlying loans and the general market consensus regarding changes in mortgage and other interest rates. For example, declining mortgage interest rates typically result in accelerated mortgage prepayments, which tend to shorten the life and reduce the value of the servicing rights asset.

If different assumptions and conditions were to prevail, materially different amortization and valuation allowances than those that were recorded may be required. Since, as described above, so many factors can affect the value of mortgage servicing rights it is difficult to predict, with any degree of certainty, the affect on income if different conditions or assumptions were to prevail. Nonetheless, if any combination of the above judgments or assumptions were to adversely affect their value by an additional ten percent, an additional impairment charge of approximately $118 thousand would be necessary.

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

In January 2003, FASB issued Interpretation No. 46. This Interpretation provides guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The consolidation requirements apply for the first period beginning after September 15, 2003 for VIEs existing before February 1, 2003. The adoption of this interpretation is not expected to have a significant impact on the Company's financial condition or results of operations. However, there are uncertainties associated with regulatory capital treatment of Trust Preferred Securities. The Federal Reserve indicated they will


-------------------------------------------------------------------------------

                               WAYNE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
------------------------------------------------------------------------------
review the regulatory treatment of such securities but will currently continue to allow including the securities in Tier 1 capital and if warranted will provide further guidance. If Trust Preferred Securities were to be disallowed for Tier 1 treatment, the regulatory capital amount may be materially impacted.

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


                                                          Three months ended       Nine months ended
                                                             September, 30             September 30,
(dollars in thousands except per share data)              2003         2002         2003          2002
-------------------------------------------------------------------------------------------------------
Net income as reported                               $     2,683   $    2,115    $  7,142    $    6,428
Deduct: Stock based compensation expense
     determined under fair value based method                (21)         (56)        (64)         (169)
                                                     -----------   ----------    --------    ----------
Pro forma net income                                 $     2,662   $    2,059       7,078         6,259
Basic earnings per common share as reported                 0.43         0.42        1.28          1.28
Pro forma basis earnings per common share                   0.43         0.41        1.27          1.24
Diluted earnings per common share as reported               0.43         0.42        1.28          1.27
Proforma diluted earnings per common share                  0.42         0.41        1.26          1.24


The proforma effects above are computed using option pricing models, and weighted-average assumptions. The assumptions used for stock options granted during 2002 is as follows:


                                                   Risk Free                                                              Expected
                            Fair Value             Interest               Expected               Expected               Stock Price
Date of Grant               of Options                Rate                  Life                 Dividends              Volatility
-------------               ----------                ----                  ----                 ---------              ----------
April 11, 2002               5.93                   3.84                 7.5 years                   2.96                  26.20
December 6, 2002             5.93                   3.84                 7.5 years                   2.96                  26.20



-------------------------------------------------------------------------------

                               WAYNE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
--------------------------------------------------------------------------------

NOTE 2 - SECURITIES

During the three and nine months ended September 30, 2003, proceeds from the sale of securities were $7.3 million, with gross realized gains of $153 thousand and gross realized losses of $7 thousand included in earnings. During the nine months ended September 30, 2002 proceeds from the sale of securities were $7.3 million, with gross realized gains of $64 thousand and gross realized losses of $2 thousand included in earnings. There were no sales of securities during the three months ended September 30, 2002.

Securities available-for-sale were as follows:

                                                                          Gross         Gross
                                                         Fair          Unrealized     Unrealized
                                                        Value             Gains         Losses
                                                        -----             -----         ------
         (In thousands)
         September 30, 2003
         ------------------
             U.S. Treasury                           $     5,100     $        87    $
             Federal Agency Obligations                   99,615             952           (195)
             Federal Agency Pools                         38,378             328           (149)
             Obligations of state and
               political subdivisions                     92,373           2,127           (619)
             Corporate Obligations                        14,779             393
             Other securities                              4,267             179             (9)
                                                     -----------     -----------    ------------
             Total                                   $   254,512     $     4,066    $      (972)
                                                     ===========     ===========    ============






                                                                         Gross         Gross
                                                         Fair         Unrealized    Unrealized
                                                        Value            Gains         Losses
                                                        -----            -----         ------
         (In thousands)
         December 31, 2002
         -----------------
             U.S. Treasury                           $     7,243     $       227    $
             Federal Agency Obligations                   61,843           1,515
             Federal Agency Pools                         24,170             783
             Obligations of state and
               political subdivisions                     63,505           2,188
             Corporate Obligations                        24,749             720
             Other securities                              3,398              72           (101)
                                                     -----------     -----------    -----------

                Total                                $   184,908     $     5,505    $      (101)
                                                      ==========     ===========    ===========



-------------------------------------------------------------------------------

                               WAYNE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
-------------------------------------------------------------------------------

NOTE 3 - LOANS

Loans are comprised of the following:

                                                                   September 30,   December 31,
                                                                       2003            2002
                                                                       ----            ----
                                                                           (In thousands)

           Commercial                                             $    289,360     $    242,124
           Real estate                                                  72,488           75,686
           Consumer installment                                         63,721           34,301
           Home equity                                                  29,379           17,397
           Direct lease financing                                          570              787
           Credit card and other                                         1,625              115
                                                                  ------------     ------------

                Gross loans                                            457,143          370,410
           Less: Net deferred loan fees                                   (559)            (547)
                     Unearned income on leases                             (35)             (69)
                                                                  -------------    ------------

                Total loans                                       $    456,549     $    369,794
                                                                  ============     ============


Impaired loans were as follows:

                                                                       September 30,    December 31,
                                                                            2003             2002
                                                                            ----             ----

     Period-end loans with no allocated allowance for loan losses      $        0    $            0
     PERIOD-END LOANS WITH ALLOCATED ALLOWANCE FOR LOAN LOSSES              1,190             1,502
                                                                       ----------    --------------
         Total                                                         $    1,190    $        1,502
                                                                       ----------    --------------
     Amount of the allowance for loan losses allocated                 $        0    $          510
                                                                       ----------    --------------

Non-performing loans were as follows:

     Loans past due over 90 days and accruing interest                 $    1,906    $         334
     Non-accrual loans                                                        972            1,042





-------------------------------------------------------------------------------

                               WAYNE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


-------------------------------------------------------------------------------
NOTE 4 - EARNINGS PER COMMON SHARE

The factors used in the earnings per common share are as follows:


                                                          Three Months Ended              Nine Months Ended
                                                             September 30,                  September 30,
                                                          2003           2002           2003            2002
                                                          ----           ----           ----            ----
Basic
Net income                                           $ 2,683,000     $ 2,115,000    $ 7,142,000    $ 6,428,000
Weighted average common
  shares outstanding                                   6,313,286       5,093,387      5,631,609      5,119,194
Less: Average unallocated ESOP shares                    (69,995)        (77,942)       (72,527)       (80,181)
                                                     ------------    -----------    ------------   -----------

Average shares                                         6,243,291       5,015,445      5,559,082      5,039,013
                                                     ===========     ===========    ===========    ===========

Basic earnings per common share                      $      0.43     $     0.42     $      1.28    $      1.28
                                                     ===========     ==========     ===========    ===========

Diluted
Net income                                           $ 2,683,000     $ 2,115,000    $ 7,142,000    $ 6,428,000
Weighted average shares outstanding
  for basic earnings per common share                  6,243,291       5,015,445      5,559,082    5,039,013
Add:  Dilutive effects of assumed
  exercise of stock options                               40,628          13,001         37,168         12,050
                                                     -----------     -----------    -----------    -----------

Average shares and dilutive
  Potential common shares                              6,283,919       5,028,446      5,596,250      5,051,063
                                                     ===========     ===========    ===========    ===========

Diluted earnings per common share                    $      0.43     $     0.42     $      1.28    $      1.27
                                                     ===========     ==========     ===========    ===========


Stock options for 35,192 shares of common stock were not considered in computing diluted earnings per common share for three and nine months ended September 30, 2003 and stock options for 50,715 shares of common stock and 54,705 shares of common stock were not considered in computing diluted earnings per common share for the three and nine months ended September 30, 2002 because they were antidilutive.

On November 3, 2003, the Company announced the declaration of a 5% stock dividend. The stock dividend is payable to shareholders of record on December 5, 2003, and will be paid on December 26, 2003. All earnings and dividends per share data have been adjusted accordingly, and reflects increases in common shares outstanding, unallocated ESOP shares and stock options.

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


-------------------------------------------------------------------------------

                               WAYNE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

--------------------------------------------------------------------------------
NOTE 6 -MERGER

On May 31, 2003, the Company completed the merger of Banc Services Corp., (BSC) which was announced December 11, 2002. BSC merged with and into the Company and BSC's subsidiaries, The Savings Bank and Trust Company and Access Financial Corp. survived the merger.

The Company issued 1,329,053 shares of common stock valued at approximately $32.1 million, plus cash of $13.8 million, while cash of $7 thousand was paid for fractional shares. Total assets of BSC prior to the merger were $210.0 million, including $123.0 million in loans and $166.8 million in deposits. The transaction was recorded as a purchase and, accordingly, the operating results of BSC have been included in the Company's consolidated financial statements since the date of the merger. The aggregate of the purchase price over the fair value of the net assets, or goodwill, acquired of approximately $23.9 million will be evaluated for impairment on an annual basis. The core deposit intangible of approximately $4.9 million is expected to be amortized over a period of ten years. As a result of the merger, management believes that the combination of the companies is a complimentary strategic fit of the existing businesses and enables Wayne Bancorp, Inc. to compete more effectively with other financial institutions in the Company's existing markets. In addition the Company entered into the merger for the following reasons:

     - expands market area and increases assets
     - expected to be accretive to per share earnings
     - increases liquidity for the sale of common stock
     - provides the foundation for further growth and selling opportunities
     - provides opportunities to consolidate functions and increase efficiencies

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition.

        (dollars in thousands)                                      May 31, 2003
                                                                    ------------
Cash and federal funds sold                                          $ 18,495
Investment securities                                                  68,431
Loans net                                                             119,231
Goodwill                                                               23,947
Core deposit intangible                                                 4,881
Other assets                                                            5,283
                                                                     --------

    Total assets acquired                                             240,268
                                                                     --------

Deposits                                                             $168,412
Other borrowed funds                                                   22,203
Other liabilities                                                       3,770
                                                                     --------

    Total liabilities assumed                                         194,385
                                                                     --------

Net assets acquired                                                  $ 45,883
                                                                     ========


--------------------------------------------------------------------------------

                               WAYNE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
-------------------------------------------------------------------------------

The following summarizes pro forma financial information for the three and nine months ended September 30, 2003 and 2002, assuming the BSC Merger occurred as of January 1, 2002. Merger related expenses are included in the 2003 results below.



                                                       Three months ended                Nine months ended
                                                           September 30,                  September 30,
(dollars in thousands except per share data)          2003              2002           2003             2002
------------------------------------------------------------------------------------------------------------
Net interest income                                $  8,178         $  7,111      $  25,365      $    24,578
Net income                                            2,683            2,432          7,585            8,759
Basic earnings per share                           $    .43         $    .40      $    1.22      $      1.43
Diluted earnings per share                              .43              .40           1.21             1.43





-------------------------------------------------------------------------------

                               WAYNE BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

-------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis


INTRODUCTION

The following discusses the financial condition as of September 30, 2003, as compared to December 31, 2002 and the results of operations for the three and nine months ended September 30, 2003 and the same periods in 2002. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

LIQUIDITY

The main objectives of asset/liability management are to provide adequate liquidity and to minimize interest rate risk. Liquidity is the ability to meet cash flow needs, which in the banking industry, refers to the Company's ability to fund customer borrowing needs as well as deposit withdrawals. The Company's primary source of liquidity is from overnight federal funds sold and securities available-for-sale. In addition, other assets such as cash and due from banks and maturing loans also provide additional sources of liquidity. At September 30, 2003, the amount of cash and due from banks and securities and loans with scheduled maturities and or repricing within the next three months was approximately $255 million. The Company continues to keep a balance between short and long-term investment securities that will provide adequate liquidity and maximize earnings. Based on the Company's capital position, profitability and reputation, the available liquidity sources are considered adequate to meet the current and projected needs of the Company.

CAPITAL

The Company's capital adequacy is a primary concern in our industry, and is measured by several key ratios. A long-standing measure of capital adequacy is the percentage of shareholders' equity to total assets. At September 30, 2003, the Company's equity-to-asset ratio adjusted by the impact of accumulated other comprehensive income was 11.6% compared to 10.1% at December 31, 2002. Regulators of the banking industry focus primarily on two other measurements of capital - the risk-based capital ratio and the leverage ratio. The risk-based capital ratio consists of a numerator of allowable capital components and a denominator of an accumulation of risk-weighted assets. With a significant portion of the Company's investment securities portfolio in government related low risk categories and a fair amount of the loan portfolio in one-to-four family mortgage loans with a 50% risk assessment, the risk- based capital ratio is 14.6% at September 30, 2003, and 16.5% at December 31, 2002. This compares to a required minimum of 10% to be considered well capitalized.


-------------------------------------------------------------------------------

                               WAYNE BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

The regulators require a minimum leverage capital ratio of 5% to be considered well capitalized. The leverage ratio is calculated as equity capital less certain intangible assets divided by total assets less the same intangible assets. At September 30, 2003, and December 31, 2002, the ratios were 9.1% and 10.2% respectively.

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

Management is not aware of any matters subsequent to September 30, 2003 that would cause the Company's capital category to change.

FINANCIAL CONDITION

The total assets of the Company increased by $202.9 million or 32.5% from December 31, 2002 to September 30, 2003. Earning assets increased by $162.9 million, which includes an increase of $74.3 million in securities and federal funds sold and an increase in loans of $88.6 million. This asset growth was funded by an increase of $169.7 million increase in deposits and borrowed funds as well a $31.3 million increase in shareholders equity. These increases are primarily the result of the acquisition of Banc Services Corp, (BSC) on May 31, 2003. BSC had assets of $240.3 million at May 31, 2003, including net loans of $119.2 million, investments and federal funds sold of $82.7 million, deposits of $168.4 million and shareholders equity of $45.9 million.

Total loans at September 30, 2003 were $456.5 million, which is an increase of $86.8 million from total loans of $369.8 million at December 31, 2002. This increase is primarily related to the acquisition of BSC, which added $121.8 million of loans. This change includes an increase in commercial loans of $47.2 million, consumer installment loans of $29.4 million, home equity of $12.0 million, credit card and other of $1.3 million, while mortgage loans decreased by $3.2 million. The Company's focus continues to be in the commercial loan area, however due to the weak economic conditions loan demand has slowed in this area, a trend that management expects to continue throughout the remainder of the year. Although mortgage loan volume has been strong due to the low rates on residential mortgage loans, the balance has declined due to the continued refinance activity and loan sales that has occurred during the first nine months of this year. The increase in consumer installment loans is due to the addition of $32.4 million of loans from SBT and $6.3 million of loans from AFC, a consumer finance company. This addition from SBT is due to their strong presence in the in-direct automobile market, which has allowed SBT to grow their portfolio despite the low rates and incentives being offered by the auto manufacturers. Home equity loans continue to grow due to the strong housing market, low interest rates, and borrowers taking advantage of the equity available in their homes. Management anticipates that overall loan growth will be hampered during the fourth quarter of the year as a result of prolonged weak economic conditions, uncertainty in the financial markets and the slow pace of the economic recovery.

As of September 30, 2003, the Company had $26.6 million of one-to-four family residential mortgage loans classified as held-for-sale, compared to $24.8 million at December 31, 2002. Through September 30, 2003 the Company sold $37.3 million of mortgage loans into the secondary market. Loans classified as held for sale, are those 15 and 30 year fixed rate mortgage loans, that were originated within the preceding 12 months. Management considers the sale of loans into the secondary market based on overall portfolio composition, interest rate risk and liquidity.

Based on current economic conditions, and trends in the financial markets management expects interest rates to remain stable during the second half of 2003, with expectations rates will rise in the next twelve to eighteen months. Rate increases, which usually signal signs of a stronger economy and higher inflation,

-------------------------------------------------------------------------------

                               WAYNE BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
-------------------------------------------------------------------------------

impact rates offered on various loan and deposit products. Most susceptible are the variable rate products that change based on various indices, such as the prime rate of interest and treasury rates.

Total securities available-for-sale increased by $69.6 million through the third quarter of 2003, while federal funds sold increased by $4.7 million. This increase in securities is primarily due to investing the proceeds from the mortgage loan sales into short-term securities, as well as the acquisition of BSC. As these securities mature it is anticipated that the proceeds will be used to fund future growth in the loan portfolio, or reinvested into similar securities.

Total deposits have increased by $154.0 million for the period ended September 30, 2003, including deposits from BSC of $168.4. Total deposits, excluding the merger, have declined by $12.7 million since December 31, 2002. This decline was primarily in certificates of deposit, and were non-core deposits based on the volatility of the funds. These deposits were from local municipalities who withdrew their funds as a result of pricing. As these entities routinely move deposits between financial institutions based on pricing and balance limitations, management does not believe this decline will be an ongoing trend. Despite the net decline in deposits the Company has experienced an increase in savings accounts due to economic uncertainties and the weak financial markets. The Company has also experienced a slight change in its deposit mix. Savings accounts have increased, while certificates, money market, NOW and transaction accounts have declined proportionately. Management believes that the increase in savings accounts and the shift in the deposit mix is a result of the current rate environment, as the incentive to invest long-term has diminished due to the low rate differential between products, and investors' preference to stay liquid to take advantage of rising interest rates in the future. Management is also aware that this growth in savings accounts and the shift in the deposit mix may cause margin and liquidity pressure in the future as expectations are that a portion of these customers will withdrawal their funds and invest them in the equity markets, and a portion will shift back into higher yielding certificates. To monitor these trends management analyzes rates paid on deposits within its market area on a weekly basis to ensure the Company's rates on similar products are competitive in order to both grow and retain these deposits. Management continues its long-term focus on growing its core deposit base to facilitate asset growth and meet loan demand.

Short-term borrowings, which consists of securities sold under agreements to repurchase and federal funds purchased, increased by $8.6 million for the nine months ended September 30, 2003, of which substantially all the increase was from the acquisition of BSC.

Federal Home Loan Bank (FHLB) advances and other borrowed funds remained relatively unchanged from December 31, 2002, showing a slight increase of $89 thousand during the first nine months of 2003. This increase is primarily due to line of credit advances from a correspondent bank, which the Company has used to fund the current share buyback program, offset by the repayment of the FHLB advance that existed at December 31, 2003. The Company considers FHLB advances to be an alternative funding source to core deposit growth and primarily structures these advances to fund loans with similar repayment characteristics.

RESULTS OF OPERATIONS

Net income was $7.1 million for the first nine months of 2003 compared to $6.4 million for the same period in 2002. Basic earnings per common share for the nine months ended September 30, 2003 and 2002 was $1.28 per share, while diluted earnings per share was $1.28 and $1.27 per share respectively. Dividends were $.51 per share for the first nine months of 2003 and $.49 per share for the same period in 2002.

For the three months ended September 30, 2003, net income was $2.7 million, or $.43 per share, with dividends paid of $.17 per share. This compares to net income of $2.1 million, or $.42 per share, with dividends paid of $.16 per share for the three months ended September 30, 2002.

-------------------------------------------------------------------------------

                               WAYNE BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
--------------------------------------------------------------------------------

Total interest income for the nine months ended September 30, 2003 was $28.5 million, which increased $1.1 million, or 3.9%, from the $27.4 million earned in the comparable period last year. This increase in interest income is primarily due to the merger with BSC, as the Company continues to experience downward pressure on asset yields as a result of the prolonged low interest rate environment. As the Federal Open Market Committee (FOMC) has reduced rates thirteen times over the past three years, the "benchmark" federal funds rate remains at historic lows. And as the prime rate of interest tends to move in conjunction with the federal funds rate, the prime rate of interest of 4.00% remains at its lowest level in over 40 years. The Company prices commercial and industrial loans as well as home equity loans on the prime rate of interest, therefore fluctuations in this index will cause an increase or decrease in total interest income. Total interest income for the three months ended September 30, 2003 was $10.8 million, which increased $1.8 million, or 19.6%, compared to $9.0 million for the same three month period one year ago. This increase is due to the interest income added by SBT and AFC, offset by the repricing that has occurred since last year.

Total earning assets were $749.5 million and $567.8 million at September 30, 2003 and September 30, 2002. The increase in earning assets is due to an increase of $92.8 million in securities and federal funds sold and an increase of $88.8 million in loan balances. The weighted average interest rate earned on these assets has decreased from 6.41% at September 30, 2002 to 5.96% at September 30, 2003.

Total interest bearing liabilities at September 30, 2003 and 2002 were $623.9 and $463.2 million respectively. The weighted average interest rate paid for these liabilities has decreased from 2.69% at September 30, 2002 to 1.85% at September 30, 2003.

The net effect of the changes in interest earning assets and interest bearing liabilities, combined with the repricing that has occurred since September 30, 2002, caused an increase in net interest income of $2.9 million, or 16.2%, for the nine months ended September 30, 2003, and an increase in net interest income of $2.2 million, or 36.6% for the three months ended September 30, 2003.

The provision for loan losses was $242 thousand for the nine month period ending September 30, 2003 compared to $450 thousand for the same period in 2002, while the ratio of the allowance for loan losses to total loans was 1.54% for both periods. Total charge-offs for the nine months ended September 30, 2003 were $1.6 million compared to $404 thousand in the same period last year. The increase in the actual charge-offs was primarily due to the Company charging off two commercial loans, for $953 thousand that were previously classified as impaired. As SBT and AFC are strategically focused to conduct a larger volume of consumer installment and in-direct dealer loans it is anticipated that the Company's total charge-offs will be higher than has been reported in prior periods. The decrease in the provision is largely due to a decline in pre-merger loan balances coupled with no significant change in the amount of non-performing loans. The provision for loan losses for the three months ended September 30, 2003 was $131 thousand, compared to $150 thousand, for the same three-month period in 2002. Total charge-offs for the three months ended September 30, 2003 were $896 thousand compared to $53 thousand for the same period last year. The decrease in the provision is substantially the same as that for the full nine months. Given the make-up of the loan portfolio, and considering past due loans, charge-off and recovery history as well as economic conditions, Management considers the allowance for loan losses to be adequate and sufficient to cover probable incurred credit losses.

Total other income increased by $960 thousand, or 26.8%, for the nine months ended September 30, 2003 compared to the same period one year ago. Service charges and fees on deposits increased by $287 thousand, or 18.0%, primarily due to the increased fees from SBT. Trust revenues increased $307 thousand, or 28.4%, due TO increased fees generated from the Trust division. Net gains on loans sales have increased by $111 thousand, or 70.1%, due to a more favorable rate environment and a $5.2 million increase in loans sold. Net gains on the sale of securities increased by $84 thousand, or 135.5%, from the prior period due to the lower rate environment, which increased the value of the portfolio. Other non-interest income has

-------------------------------------------------------------------------------

                               WAYNE BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
-------------------------------------------------------------------------------
increased by $171 thousand, or 24.6%, due in part to the merger with BSC as well as an increase in revenue from CVT.

Total other income increased by $513 thousand, or 43.5%, for the three months ended September 30, 2003 compared to the same period one year ago. Service charges on deposits increased by $193 thousand, Trust earnings increased by $177 thousand, net gains on the sale of loans decreased by $157 thousand, net gains on the sale of securities increased by $146 thousand and other miscellaneous income increased by $154 thousand. Although the Company has experienced an increase in net gains on loan sales for the full year, loan sales during the three months ended September 30, 2003 generated a net loss of $125 thousand. Due to the volatility in the interest rate environment and the rapid rise of the 10-year treasury, which reached its yearly high during the third quarter the value of the loans held for sale deteriorated and a portion was sold to prevent further losses. As these loans are marked to market each quarter management elected to sell these loans and reinvest the proceeds into similar assets rather than risk further deterioration. The remaining changes were substantially the same as those for the nine months ended September 30, 2003

Total other expenses increased by $3.0 million, or 24.3%, for the nine months ended September 30, 2003 compared to the same period in 2002. Salaries and employee benefits increased by $1.2 million, or 17.5%, from $6.9 million at September 30, 2002 to $8.1 million at September 30, 2003. This increase is due, in part, to the acquisition of BSC, annual salary adjustments that are made each year in order to maintain compensation at a level that will attract and retain employees, as well as an increase in expenses related to retirement benefits, and health insurance costs. Occupancy and equipment expense increased $450 thousand, or 30.0%, from $1.5 million at September 30, 2002 to $2.0 million at September 30, 2003. These increases were primarily attributed to increased expenses related to building and equipment maintenance and repairs as well as depreciation. Amortization of intangibles increased $155 thousand, or 254.1%, from $61 thousand at September 30, 2002, to $216 thousand at September 30, 2003 as a result of the core deposit intangible that was recorded as a result of the merger. Other non-interest expenses increased $1.2 million, or 30.9%, from $3.7 million at September 30, 2002 to $4.9 million at September 30, 2003. Increases in this area were noted in substantially all expense items as a result of the merger with BSC.

Total other expenses for the three months ended September 30, 2003, increased by $1.8 million, or 44.3%, from $4.1 million at September 30, 2002 to $5.9 million at September 30, 2003. Salaries and employee benefits increased by $732 thousand, occupancy and equipment expense increased $238 thousand, intangible amortization increased by $136 thousand and other non-interest expenses increased $136 thousand. The increase in these areas is substantially the same as that for the full nine months ended September 30, 2003.


-------------------------------------------------------------------------------

                               WAYNE BANCORP, INC.
             QUANTITATIVE AND QUALITATIVE MEASURES ABOUT MARKET RISK
-------------------------------------------------------------------------------
Item 3. Quantitative and qualitative disclosures about market risk.

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

There are several methods employed by the Company to monitor and control interest rate risk. One such method is using a "GAP" analysis. The GAP is defined as the repricing variance between rate sensitive assets and rate sensitive liabilities within certain periods. The repricing can occur due to changes in rates on variable rate products as well as maturities of interest-earning assets and interest-bearing liabilities. A high ratio of interest sensitive liabilities, generally referred to as a negative GAP, tends to benefit net interest income during periods of falling interest rates as the average rate paid on interest-bearing liabilities declines faster than the average rate earned on interest-earning assets. The opposite holds true during periods of rising interest rates. The Company attempts to minimize the interest rate risk through management of the GAP in order to achieve consistent shareholder return. Based on loan demand and funding needs, Management attempts to manage the GAP position by adjusting maturities and rates on deposit products accordingly. Another strategy used by the Company is to originate variable rate loans tied to market indices. Such loans reprice on an annual, quarterly, monthly or daily basis as the underlying market index changes. Currently, approximately 60% of the Company's loan portfolio is written as variable rate. The Company also invests excess funds in liquid federal funds that mature and reprice on a daily basis. The Company also maintains all of its securities in the available-for-sale portfolio to take advantage of interest rate fluctuations and to maintain liquidity for loan funding and deposit withdrawals.

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



-------------------------------------------------------------------------------

                               WAYNE BANCORP, INC.

                             CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------
Item 4.  Controls and Procedures

As of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of Wayne Bancorp, Inc.'s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company's reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect its internal controls.


-------------------------------------------------------------------------------

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

         (a) Exhibits
         31.1
         31.2
         32.1
         32.2

         (b) Reports on Form 8-K

        1. Current Report on Form 8-K dated April 17, 2003, announcing first quarter financial results of Wayne Bancorp, Inc.

        2. Current Report on Form 8-K dated May 31, 2003, announcing the merger of Banc Services Corp. into Wayne Bancorp, Inc. effective May 31, 2003.

        3. Current Report on Form 8-K dated July 21, 2003, announcing second quarter financial results of Wayne Bancorp, Inc.

        4. Current Report on Form 8-K dated October 17, 2003, announcing third quarter financial results of Wayne Bancorp, Inc.


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




Date:  November 14, 2003                 \s\ David P. Boyle
       -----------------                 ------------------
                                         David P. Boyle
                                         President and Chief Executive Officer





Date:  November 14, 2003                 \s\ John A. Lende
       -----------------                 -----------------
                                         John A. Lende
                                         Secretary and Treasurer






-------------------------------------------------------------------------------