Form 10-K
period 2003-12-31
WAYNE BANCORP INC /OH/
filed 2004-03-18
CIK 788134

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark one)
         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2003

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ------------ to --------------

                           Commission File No. 014612

                              WAYNE BANCORP, INC.
                              -------------------
             (Exact name of registrant as specified in its charter)

            OHIO                                        34-1516142
            ----                                        ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

     112 West Liberty Street,
    PO Box 757, Wooster, Ohio                             44691
---------------------------------------
(Address of principal executive offices)                (Zip code)

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

                          Yes [X]      No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).

                          Yes [X]      No [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant based on the most recent trade prices of such stock on June 30, 2003:

                  Common Stock $1.00 stated value $168,965,660

The number of shares outstanding of the issuer's classes of common stock as of February 29, 2004:

                   Common Stock $1.00 stated value 6,305,591

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2003 and portions of the Registrant's Proxy Statement for the Annual Shareholders Meeting to be held May 13, 2004 are incorporated by reference into Parts I, II and III.

                               TABLE OF CONTENTS
                              WAYNE BANCORP, INC.
                                   FORM 10-K

                                                                                                                 PAGE
                                                                                                                 ----
PART I
       ITEM 1.       Description of business..................................................................      3

       ITEM 2.       Description of property..................................................................     16

       ITEM 3.       Legal proceedings........................................................................     16

       ITEM 4.       Submission of matters to a vote of security holders......................................     17

PART II

       ITEM 5.       Market for the Registrant's common stock and related Shareholder matters.................     17

       ITEM 6.       Selected financial data..................................................................     17

       ITEM 7.       Management discussion and analysis of financial condition and results of operations......     17

       ITEM 7A.      Quantitative and qualitative disclosures about market risk...............................     17

       ITEM 8.       Financial statements and supplementary data..............................................     17

       ITEM 9.       Changes in and disagreements with accountants on accounting and financial disclosures....     17

       ITEM 9A.      Controls and Procedures..................................................................     17

PART III

       ITEM 10.      Directors and Executive Officers of the Registrant.......................................     18

       ITEM 11.      Executive compensation...................................................................     18

       ITEM 12.      Security ownership of certain beneficial owners and management...........................     18

       ITEM 13.      Certain relationships and related transactions...........................................     18

       ITEM 14.      Principal accounting fees and services...................................................     18

PART IV

       ITEM 15.      Exhibits, financial statement schedules and reports on Form 8-K..........................     18

EXHIBIT INDEX        .........................................................................................     19

SIGNATURES           .........................................................................................     20

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

FORWARD LOOKING STATEMENTS

When used in this document, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projected" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any statements expressed with respect to future periods.

The Company does not undertake, and specifically disclaims any obligation, to publicly revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

GENERAL DEVELOPMENT OF BUSINESS:

Wayne Bancorp, Inc. is a multi-bank holding company. On May 31, 2003, Wayne Bancorp, Inc. completed a merger with Banc Services Corp. (BSC). The shareholders of BSC received 1.391 shares of Company stock plus $14.40 in cash for each share of BSC stock owned. The merger was accounted for under the purchase method of accounting. As a result of the merger, BSC's banking subsidiary, The Savings Bank and Trust Company was merged into Chippewa Valley Bank, and renamed Savings Bank & Trust, while Access Financial Corp., a consumer finance company survived the merger. The Company's bank subsidiaries, Wayne County National Bank (WCNB) and Savings Bank & Trust (SBT), conduct general commercial and retail banking business. The Company's non-bank affiliates MidOhio Data, Incorporated (MID) performs proof operations and data processing for the bank affiliates, while Chippewa Valley Title Agency, Inc. (CVT) a wholly-owned subsidiary of WCNB, performs services related to title insurance for the bank subsidiaries, and Access Financial Corp. (AFC) is a consumer finance company. These entities are collectively referred to as the Company. Wayne Bancorp, Inc. was organized in April, 1986 and is reported on the NASDAQ Small Cap Market under the symbol "WNNB".

The Company offers a wide range of commercial and personal banking services primarily to its customers in Wayne, Holmes, Medina and Stark Counties in Ohio. These services include a broad range of loan, deposit and trust products, retail investments and other miscellaneous services. Loan products include commercial and commercial real estate loans, a variety of mortgage and construction loan products, installment loans, home equity lines of credit, lines for overdraft protection and lease financing. Deposit products include interest and non-interest bearing checking accounts, various savings accounts, certificates of deposit and IRA's. The Investment and Trust Services group provides services in the areas of employee benefits and personal trusts. In addition, the Company provides retail investment services, including mutual funds and annuities as well as discount brokerage services. Miscellaneous services include online and telephone banking, safety deposit boxes, night depository, United States Savings Bonds, traveler's checks, money orders, utility bill payments collections and notary public services. In addition, the Company has correspondent relationships with major banks in Cleveland, Cincinnati and Chicago pursuant to which the Company receives various financial services. The subsidiaries account for substantially all of the Company's consolidated assets at December 31, 2003.

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

In addition to the underwriting guidelines followed for specific loan types, the Company has underwriting guidelines common to all loan types. With regard to collateral, the Company follows supervisory limits set forth in Regulation H for transactions secured by real estate. Loans in excess of these guidelines are reported to the Board of Directors on a monthly basis. Loans not secured by real estate are analyzed on a loan by loan basis, based on collateral type guidelines as set forth in the loan policy. Appraisal policies follow and comply with provisions outlined under Title XI of the Financial Institutions Reform Recovery and Enforcement Act, (FIRREA), whereby all appraisals are done by outside independent appraisers. The Company, as a general rule, obtains an appraisal on all real estate transactions even when not required by Title XI. Approval procedures include authorities approved by the Board of Directors for individual lenders and loan committees. Retail and residential loans are centrally underwritten by their respective departments. Business credits can be approved by the individual commercial lender or taken to the Loan Committee if it exceeds individual approval limits. During 2003, the Board of Directors approved aggregate loan commitments in excess of $750 thousand up to the respective banks legal lending limit. Loans to Director's and Officers are approved by the Board of Directors.

The Officers Loan Review Committee meets on a monthly basis. The Committee reviews Bank lending trends, the Past Due report, the Watch List and various other reports in order to monitor and maintain credit quality. The Committee also reviews on a relationship basis, customers on the Bank's Watch List and credits with aggregate commitments in excess of $300 thousand.

Revenues from loans accounted for 67%, 68% and 72% of consolidated revenues in 2003, 2002 and 2001, respectively. Revenues from interest and dividends on investment securities, federal funds sold and mortgage-backed securities accounted for 18%, 20% and 17% of consolidated revenues in 2003, 2002 and 2001, respectively.

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

On November 12, 2000, the Gramm-Leach-Bliley Act (the "GLB Act") was enacted into law. The GLB Act made sweeping changes in the financial services in which various types of financial institutions may engage. The Glass-Steagall Act, which had generally prevented banks from affiliation with securities and insurance firms was repealed. Pursuant to the GLB Act, a bank holding company may elect to become a "financial holding company," provided that all of the depository institution subsidiaries of the bank holding company are "well capitalized" and "well managed" under applicable regulatory standards.

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

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or the "SOX." The stated goals of the SOX are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

The SOX is the most far-reaching U.S. securities legislation enacted in some time. The SOX generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (the "SEC") under the Securities Exchange Act of 1934, or the Exchange Act. Given the extensive SEC role in implementing rules relating to many of the SOX's new requirements, the final scope of these requirements remains to be determined.

The SOX includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The SOX represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

The SOX also requires the Company to disclose to shareholders whether SEC filings are available at the Company's web site. The Company's website is www.wcnb.com. Currently our SEC filings are not available at our web site as we do not have the requisite hyperlink installed for such. However SEC filings may be viewed at the SEC's web site at www.sec.gov/. In addition, the Company's SEC filings can be obtained free of charge by contacting the Secretary and Treasurer of the Company.

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

Regulatory Capital Requirements

The Company is required by the various regulatory authorities to maintain certain capital levels. Bank holding companies are required to maintain minimum levels of capital in accordance with Federal Reserve capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses. The required capital levels and the Company's capital position at December 31, 2003 are summarized in the table included in Note 16 to the financial statements.

FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), and the regulations promulgated under FDICIA, among other things, established five capital categories for insured depository institutions-well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized and requires U.S. federal bank regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements based on these categories. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on certain other aspects of its operations. An undercapitalized bank must develop a capital restoration plan and its parent bank holding company must guarantee the bank's compliance with the plan up to the lesser of 5% of the bank's assets at the time it became under-capitalized and the amount needed to comply with the plan. As of December 31, 2003, each of the Company's banking subsidiaries was well capitalized based on the prompt corrective action guidelines.

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

Employees

As of December 31, 2003, the Company had 300 full time employees and 43 part time employees. The Company is not a party to any collective bargaining agreement and management considers its relationship with their employees to be good.

Availability of Financial Information

The Company files unaudited quarterly financial reports on form 10-Q, annual reports on form 10-K, current reports on form 8-K and amendments to these reports filed or furnished pursuant to 13(a) or 15(d) of the Securities Exchange Act of 1934 with the Securities and Exchange Commission (SEC). Copies of these reports are available free of charge at the SEC website, www.sec.gov or by writing to: John A. Lende, Secretary and Treasurer, Wayne Bancorp, Inc., PO Box 757, Wooster, Ohio 44691.

Financial reports and other materials filed by the Company with the SEC may also be read and copied at the SEC's Public Reference Room at 450 Fifth Street NW, Washington, D.C. 20549. Information on the operation if the Public Reference Room may be obtained by the SEC by calling 1-800-SEC-0330.

Statistical Information

The following tables and certain tables appearing in Item 7, Managements Discussion & Analysis, (MDA) which incorporates the annual report, present additional statistical information about the Company and its operations and financial condition. They should be read in conjunction with the consolidated financial statements and related notes and the discussion included in Item 7, MDA and Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

The following table sets forth, for the years ended December 31, 2003, 2002 and 2001, the distribution of assets, liabilities and shareholders' equity, including interest amounts and average rates earned and paid on major categories of interest earning assets and interest bearing liabilities:

                                                                             Year ended December 31,
                                          ------------------------------------------------------------------------------------------
                                                       2003                           2002                         2001
                                          -----------------------------  -----------------------------  ----------------------------
                                           Average                         Average                       Average
                                            Daily                Yield/     Daily               Yield/    Daily              Yield/
(in thousands of dollars)                  Balance     Interest   rate     balance    Interest   rate    balance    Interest  rate
                                          ----------  ---------  ------  ----------  ---------  ------  ----------  -------- ------
ASSETS
Interest-earning assets:
   Loans (including fees)(1)              $  448,249  $  30,499    6.80% $  391,692  $  28,058    7.16% $  398,071  $ 33,127   8.32%
   Securities: (2)
      Taxable                                164,764      5,961    3.62     127,027      6,185    4.87     100,299     5,814   5.80
      Tax-exempt (3)                          60,350      3,438    5.70      46,635      2,973    6.38      38,097     2,791   7.33
   Federal funds sold                          9,145        114    1.25       7,561        129    1.71       7,778       312   4.01
                                          ----------  ---------  ------  ----------  ---------  ------  ----------  -------- ------
      Total interest-earning assets       $  682,508  $  40,012    5.86% $  572,915  $  37,345    6.52% $  544,245  $ 42,044   7.73%
Non-earning assets                            59,774                         32,767                         31,722
                                          ----------                     ----------                     ----------
      Total assets                        $  742,282                     $  605,682                     $  575,967
                                          ==========                     ==========                     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
   NOW and money market accounts          $  134,757  $   1,053     .78% $  135,428  $   1,716    1.27% $  140,340  $  3,793   2.70%
   Savings                                   153,640      1,655    1.08      95,672      1,589    1.66      80,061     1,983   2.48
   Time deposits                             231,025      6,590    2.85     201,117      8,126    4.04     183,838     9,444   5.14
   Short term and other borrowed funds        37,493        527    1.41      34,207        715    2.09      37,735     1,451   3.85
   Subordinated debentures                     4,231        163    3.85
                                          ----------  ---------  ------  ----------  ---------  ------  ----------  --------   ----
      Total interest-bearing liabilities  $  561,146  $   9,988    1.78% $  466,424  $  12,146    2.60% $  441,974  $ 16,671   3.77%
Noninterest-bearing liabilities               95,774                         74,724                         72,709
                                          ----------                     ----------                     ----------
      Total liabilities                      656,920                        541,148                        514,683
Shareholders' equity                          85,362                         64,534                         61,284
                                          ----------                     ----------                     ----------
      Total liabilities & shareholders'
       equity                             $  742,282                     $  605,682                     $  575,967
                                          ==========                     ==========                     ==========
Net interest income                                   $  30,024                      $  25,199                      $ 25,373
                                                      =========                      =========                      ========
   Net interest spread                                             4.08%                          3.92%                        3.96%
                                                                 ======                         ======                       ======
   Net interest margin                                             4.40%                          4.40%                        4.66%
                                                                 ======                         ======                       ======

(1) Nonaccrual loans are included in the average loan balance.

(2) Average balance includes unrealized gains and losses while yield is based on amortized cost.

(3) Interest income on tax exempt securities includes a taxable equivalent adjustment using a 35% tax rate for 2003, and 34% for 2002 and 2001.

SUMMARY OF NET INTEREST INCOME CHANGES
WAYNE BANCORP, INC.

The following table sets forth for the periods indicated a summary of the changes in interest income and interest expense resulting from changes in volume and changes in interest rates for the major components of interest earning assets and interest bearing liabilities.

                                               2003 vs. 2002                   2002 vs. 2001
                                               -------------                   -------------
                                           Increase(Decrease)(1)           Increase(Decrease)(1)
(in thousands of dollars)             Volume     Rate         Net      Volume      Rate        Net
                                     --------  ---------   --------   --------   --------   ---------
Interest Income:

Loans                                $  3,902  $  (1,461)  $  2,441   $   (523)  $ (4,546)  $  (5,069)
Securities:
  Taxable                               1,584      1,808)      (224)     1,394     (1,023)        371
  Non-taxable (2)                         769       (356)       413        574       (392)        182
Federal funds sold                         24        (39)       (15)        (8)      (175)       (183)
                                     --------  ---------   --------   --------   --------   ----------

Total Interest Income                   6,279     (3,664)     2,615      1,437     (6,136)     (4,699)

Interest Expense:

Now and money market accounts              (8)      (655)      (663)      (128)    (1,949)     (2,077)
Savings                                   746       (680)        66        339       (733)       (394)
Time deposits                           1,091     (2,627)    (1,536)       830     (2,148)     (1,318)
Short term and other borrowed funds        63       (251)      (188)      (125)      (611)       (736
Subordinated debentures                   163          0        163          0          0           0
                                     --------  ---------   --------   --------   --------   ---------

Total Interest Expense                  2,055     (4,213)    (2,158)       916     (5,441)     (4,525)
                                     --------  ---------   --------   --------   --------   ---------

Net Interest Income                  $  4,224  $     549   $  4,773   $    521   $   (695)  $    (174)
                                     ========  =========   ========   ========   ========   =========

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

(2) Interest income on tax-exempt securities includes the effects of taxable equivalent adjustments using a 35% tax rate for 2003, and 34% for 2002 and 2001.

SECURITIES
WAYNE BANCORP, INC.

The following table sets forth the year-end carrying value of securities available for sale for the last three years:

(in thousands of dollars)                       2003          2002           2001
                                             -----------   -----------    -----------
By type:
     U.S. Treasury and other U.S.
         Government Agency Obligations       $   123,381   $    69,086    $    62,874
     Mortgage-backed securities                   45,562        24,170         12,207
     States and political subdivisions            84,376        63,505         56,031
     Other                                        19,039        28,147         33,986
                                             -----------   -----------    -----------

Total                                        $   272,358   $   184,908    $   165,098
                                             ===========   ===========    ===========

There were no securities held to maturity during the last three years.

The following table sets forth the maturity distribution and yields on securities available for sale at December 31, 2003 (in thousands of dollars):

                                           One Year or Less     One to Five Years
                                          Carrying              Carrying
                                            Value      Yield      Value     Yield
                                         ----------    -----   ----------   -----
U.S. Treasury and other U.S.
     Government Agency Obligations       $   14,245     4.78%  $   96,975    2.55%
Mortgage-backed securities                        1     6.50       11,553    4.23
States and political subdivisions            11,613     4.11       38,198    3.37
Other                                         8,439     6.66        5,399    3.41
                                         ----------    -----   ----------    ----
                                         $   34,298     5.02%  $  152,125    2.91%
                                         ==========    =====   ==========    ====

                                          Five to Ten Years      Over Ten Years
                                          Carrying              Carrying
                                           Value       Yield      Value     Yield
                                         ----------    -----   ----------   -----
U.S. Treasury and other U.S.
     Government Agency Obligations       $   12,161     2.43%  $        0    0.00%
Mortgage-backed securities                   29,701     3.88        4,307    3.33
States and political subdivisions            29,829     3.23        4,736    4.02
Other                                             0     0.00        5,201    4.06
                                         ----------    -----   ----------    ----
                                         $   71,691     3.36%  $   14,244    3.83%
                                         ==========    =====   ==========    ====

Note: Yield represents the weighted average yield to maturity. Yield on states and political subdivisions is not calculated on a tax equivalent basis. Mortgage-backed obligations are distributed based on contractual maturity.

Excluding those holdings of the securities portfolio in U.S. Treasury securities and other agencies and corporations of the U.S. Government, there were no securities of any one issuer, which exceeded 10% of consolidated shareholders' equity at December 31, 2003.

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

(in thousands of dollars)            2003          2002          2001          2000           1999
                                  -----------   -----------   -----------   -----------    ----------
Real estate - mortgage            $   103,479   $    93,083   $   117,654   $   143,032    $  160,021
Real estate - construction              3,908         1,055         2,612         6,352         4,575
Installment & credit card              62,349        34,301        44,544        52,819        48,411
Commercial & industrial               279,198       241,069       222,131       171,389       141,929
Lease financing                           422           787         1,175         1,869         2,549
Other Loans                               444           115           201           227           107
                                  -----------   -----------   -----------   -----------    ----------
Gross loans                           449,800       370,410       388,317       375,688       357,592
Less: Net deferred loan fees             (482)         (547)         (672)         (622)         (792)
Unearned income on leases                 (27)          (69)         (161)         (226)         (297)
                                  -----------   -----------   -----------   -----------    ----------
Total loans                       $   449,291   $   369,794   $   387,484   $   374,840    $  356,503
                                  ===========   ===========   ===========   ===========    ==========

The maturity distribution of the loan portfolio is a key factor in evaluating the interest rate risk characteristics of the loan portfolio and the future profitability of the portfolio. The maturity distribution and interest rate sensitivity of the loan portfolio and other balance sheet items at year end 2003 is included on page 39 of the 2003 Annual Report to Shareholders, and is incorporated herein by reference.

The maturity distribution and interest rate sensitivity of commercial and industrial loans at December 31, 2003 are as follows (in thousands of dollars):

                                                         Maturity (1)
                                     Within        1 to 5        After 5
                                     1 Year         Years         Years         Total
                                   -----------   -----------   -----------   -----------
Commercial and industrial          $    69,519   $    78,582   $   106,099   $   254,110
Commercial real estate                   1,846         8,125        15,117        25,088
Real estate - construction               3,908             0             0         3,908
                                   -----------   -----------   -----------   -----------
Total                              $    75,273   $    86,707   $   121,126   $   283,106
                                   ===========   ===========   ===========   ===========

Fixed rate loans                   $    19,252   $    44,507   $     5,170   $    68,929
Variable rate loans                     56,021        42,200       115,956       214,177
                                   -----------   -----------   -----------   -----------
Total                              $    75,273   $    86,707   $   121,126   $   283,106
                                   ===========   ===========   ===========   ===========

(1) Based on scheduled principal repayments

The following table summarizes past due and non-accrual loans:

(in thousands of dollars)            2003       2002       2001      2000     1999
                                   --------   --------   --------   ------   ------
Accruing loans past due 90
  days or more                     $  1,063   $    334   $    217   $  226   $  182
Non-accrual loans                     1,233      1,042        800        0        0
                                   --------   --------   --------   ------   ------
                                   $  2,296   $  1,376   $  1,017   $  226   $  182
                                   ========   ========   ========   ======   ======

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

Smaller balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage and construction loans secured by 1-4 family properties, consumer and home equity loans. Such loans are included in non-accrual and past due disclosures above, and those 1-4 family mortgage loans on non-accrual are also included in impaired loan totals. Commercial loans and mortgage loans secured by other properties are evaluated individually for impairment. In addition, loans held-for-sale, if any, and leases are excluded from consideration of impairment. When analysis of borrower operating results and financial condition indicates that the borrower's underlying cash flows are not adequate to meet its debt service requirements, the loan is evaluated for impairment. Impaired loans, or portions thereof, are charged-off when deemed uncollectible.

As of December 31, 2003, Management has identified, and classified, $5.3 million of loans as impaired. These loans consist primarily of commercial loans of which $5.2 million is classified as substandard while $191 thousand is classified as doubtful. Management continues to monitor these loans closely and has allocated $821 thousand of the allowance for loan losses to these loans. When reviewing the adequacy of the allowance for loan losses on page 13 of this report, these balances are included in commercial and industrial loans and real estate loans accordingly.

At December 31, 2003 there were $6.1 million of loans that were graded substandard that did not have a specific reserve and were not included in the tables above.

There were no foreign loans outstanding at December 31, 2003, 2002 or 2001.

As of December 31, 2003, there were no concentrations of credit greater than 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Guide 3, Item III. A.

As of December 31, 2003, there are no other interest bearing assets that would require disclosure under Guide 3, Item III. C. 1. or C. 2., if such assets were loans.

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

(in thousands of dollars)                              2003         2002         2001        2000         1999
                                                    ----------   ----------   ----------   ---------   ----------
Allowance for loan losses
    at the beginning of the year                    $    6,039   $    5,821   $    5,343   $   5,197   $    4,916
Allowance acquired through acquisition                   2,529
Loans charged off:
    Real estate                                             89            6            0           0            0
    Installment & credit card                            1,121          424          372         179          259
    Commercial & industrial                              1,130           35           49          55            2
                                                    ----------   ----------   ----------   ---------   ----------
Total Loans Charged Off                                  2,340          465          421         234          261

Recoveries on loans charged off:
    Real estate                                              2            2            0           0            0
    Installment & credit card                              298          218          190         131          144
    Lease financing                                          0            0            0           0            5
    Commercial & industrial                                130           13            8          33          213
                                                    ----------   ----------   ----------   ---------   ----------
Total recoveries                                           430          233          198         164          362
                                                    ----------   ----------   ----------   ---------   ----------

Net loans charged off (recoveries)                       1,910          232          223          70         (101)
Provision for loan losses                                  514          450          701         216          180
                                                    ----------   ----------   ----------   ---------   ----------
Allowance for loan losses at the end of the year    $    7,172   $    6,039   $    5,821   $   5,343   $    5,197
                                                    ==========   ==========   ==========   =========   ==========
Ratio of net charge-offs (recoveries) to average
  loans                                                   0.43%        0.06%        0.06%       0.02%       (0.03)%

Allowance for loan losses to gross loans                  1.60%        1.63%        1.50%       1.43%        1.46%

The following table shows a year-end breakdown of the allowance for loan losses allocated by loan category. While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific identified problem loans, the entire allowance is available for any loan charge-offs that occur.

(in thousands of dollars)           2003         2002         2001         2000          1999
                                 ----------   ----------   ----------    ---------    ----------
Real estate                      $      418   $       82   $       38    $     382    $      356
Installment & credit card               982          241          199          367           181
Commercial & industrial               5,772        4,456        3,323        2,338         2,220
Other loans                               0            5           10           24             9
Unallocated                               0        1,255        2,251        2,232         2,431
                                 ----------   ----------   ----------    ---------    ----------
                                 $    7,172   $    6,039   $    5,821    $   5,343    $    5,197
                                 ==========   ==========   ==========    =========    ==========

During 2003, Management refined the processes used to allocate the allowance for loan losses. These refinements resulted in the reallocation of the portion of the reserve deemed unallocated to specific loan portfolios.

Percent of loans in each category to gross loans.

                                  2003   2002   2001   2000   1999
                                  ----   ----   ----   ----   ----
Real estate - mortgage              23%    25%    30%    38%    45%
Real estate - construction           1%     1%     1%     2%     1%
Installment & credit card           14%     9%    12%    14%    14%
Commercial & industrial             62%    65%    57%    46%    40%
Lease financing                      0%     0%     0%     0%     0%
Other loans                          0%     0%     0%     0%     0%
                                  ----   ----   ----   ----   ----
                                   100%   100%   100%   100%   100%
                                  ====   ====   ====   ====   ====

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

At December 31, 2003 the ratio of the allowance for loan losses to total net loans was 1.60%, and the ratio of loans 30 days or more past due and still accruing as a percentage of total net loans was 1.25%. Based on these ratios, Managements analysis of the allowance for loan losses, and other factors, management believes the current allowance for loan losses is adequate to absorb probable incurred credit losses.

DEPOSITS
WAYNE BANCORP, INC.

The following tables present the average deposit amounts and the rates paid on those deposits for the last three years:

                                                 Year End December 31,
(in thousands of dollars)                   2003         2002         2001
                                        -----------   ----------   -----------
Amount:
    Non-interest bearing demand         $    89,739   $   71,482   $    69,229
    NOW and money market accounts           134,757      135,428       140,340
    Savings                                 153,640       95,672        80,061
    Time deposits                           231,025      201,117       183,838
                                        -----------   ----------   -----------
                                        $   609,161   $  503,699   $   473,468
                                        ===========   ==========   ===========

                                         2003      2002      2001
                                        -----     -----     -----
Average rate for the year:
    Interest bearing demand               .78%     1.27%     2.70%
    Savings                              1.08%     1.66%     2.48%
    Time deposits                        2.85%     4.04%     5.14%

The maturity distribution of certificates of deposit of $100,000 or more at December 31, 2003, are as follows (in thousands of dollars):

Three months or less                        $    15,360
Over three months through six months             11,829
Over six months through twelve months             5,386
Over twelve months                               23,491
                                            -----------
    Total                                   $    56,066
                                            ===========

RETURN ON EQUITY AND ASSETS
WAYNE BANCORP, INC.

The following table sets forth operating and capital ratios of the Company calculated on average daily balances:

                                               Year End December 31,
                                             2003     2002      2001
                                            ------   ------    ------
Return on average assets                      1.26%    1.45%     1.50%
Return on average equity                     10.99%   13.60%    14.10%
Dividend payout ratio                        41.32%   37.21%    35.29%
Average equity to average asset ratio        11.50%   10.65%    10.64%

SHORT-TERM BORROWINGS
WAYNE BANCORP, INC.

The following table represents information on federal funds purchased and securities sold under agreements to repurchase for the last three years:

                                                     Year End December 31,
(in thousands of dollars)                     2003         2002          2001
                                            ---------   ----------    ----------
Amount outstanding at year end              $  39,451   $   29,573    $   33,635
Weighted average interest rate                    .60%         .88%         1.53%
Maximum outstanding at any month-end           41,865       29,573        33,635
Average outstanding during the year            34,853       27,095        29,959
Weighted average rate during the year             .66%        1.20          3.37%

The Company enters into sales of securities under agreements to repurchase for periods up to 29 days, which are treated as financing and reflected in the consolidated balance sheet as a liability. The Company has borrowing lines of credit, "federal funds purchased," extended by correspondent banks. At December 31, 2003 the Company had $33.0 million of available credit, of which none was used.

The Company also obtains funding from the Federal Home Loan Bank (FHLB) of Cincinnati. The FHLB borrowings consist of fixed rate notes, and are secured by a blanket pledge of the Company's 1-4 family residential real estate loan portfolio and FHLB stock. There were no principal balances on these borrowings at December 31, 2003, while there were $1.3 million at December 31, 2002 with a weighted-average interest rate of 6.61%. respectively.

ITEM 2 - PROPERTIES

The executive offices of the Company, WCNB and MID are located at 112 West Liberty Street, Wooster, Ohio, while the executive office of SBT is located at 1052 High Street, Wadsworth, Ohio and the executive office of AFC is located at 31 Massillon Marketplace Dr., Massillon, Ohio. At December 31, 2003, the Company owned 23 of its 29 facilities and leased the remaining six, all of which are located in the State of Ohio. The Company operates 18 facilities in Wayne County, of which two are unoccupied, four in Medina County, five in Stark County and two in Holmes County. Management believes the properties described above are in good operating condition for the purpose for which it is used. The properties are unencumbered by any mortgage security interest, and are in Management's opinion, adequately insured.

ITEM 3 - LEGAL PROCEEDINGS

There is no pending litigation of a material nature in which the Company is involved and no such legal proceedings were terminated during 2003. Furthermore, there are no material proceedings in which any director, officer or affiliate of the Company, or any associate of such director or officer, is a party, or has a material interest, adverse to the Company. As a part of its ordinary course of business, the Company may be a party to lawsuits (such as garnishment proceedings) involving claims to the ownership of funds in particular accounts and involving the collection of past due accounts. All such litigation is incidental to the Company's business.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 2003, there were no matters submitted to a vote of security holders.

                                    PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
  MATTERS

Reference is made to the section entitled "Dividend and Market Price Data" in the 2003 Annual Report to Shareholders for information pertaining to the principal market for the Registrant's Common Stock, market prices, number of shareholders and dividends, which is incorporated herein by reference. Reference is made to Note 16, "Regulatory Matters" in the 2003 Annual Report to Shareholders for information concerning dividend restrictions, which is incorporated herein by reference.

ITEM 6 - SELECTED FINANCIAL DATA

Reference is made to the table entitled "Five Year Financial Summary" in the 2003 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the section entitled "Management Discussion and Analysis" in the 2003 Annual Report to Shareholders which is incorporated herein by reference.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the section entitled "Quantitative and Qualitative Disclosures About Market Risk" in the 2003 Annual Report to Shareholders which is incorporated herein by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and the Report of Independent Auditors are included in the 2003 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

No changes in or disagreements with the independent accountants regarding accounting and financial disclosures have occurred.

ITEM 9A - CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer of the Company have carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act)) as of December 31, 2003. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2003 the Company's disclosure controls and procedures are effective for the purposes set forth in the definition thereof in Exchange Act Rule 13a-15(e). There were no significant changes (including corrective actions with regard to significant deficiencies and material weaknesses) in the Company's internal controls, during the quarter ended December 31, 2003, or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 2004 for information as to the directors and nominees for directorships of the Registrant, including other directorships held by such director, or persons nominated to become a director, of the Registrant and executive officers of the Registrant which information is incorporated herein by reference.

On January 21, 2004, the Company's Board of Directors adopted a written code of ethics for its senior financial officers, which includes the Company's Chief Executive Officer, Chief Financial Officer and Controller. The code of ethics as adopted and approved has been attached herein as exhibit 14.

The Board of Directors of the Company has determined that the Registrant has an audit committee financial expert. The audit committee financial expert is Ms. Gwenn E. Bull, CPA, she servers as the audit committee chairperson, and is also independent.

ITEM 11 - EXECUTIVE COMPENSATION

Reference is made in the section pertaining to Executive Compensation and Other Information in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 2004 for information regarding compensation paid in excess of $100,000 to executive officers of the Registrant and to the Registrant's Proxy Statement with respect to Salaried Employees Profit Sharing Plan, which is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made in the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 2004 for information regarding beneficial ownership of the Company's stock which information is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made in the section entitled Section 16(a) Beneficial Ownership Reporting Compliance in the Registrant's Proxy Statement, which is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Reference is made in the section pertaining to the Audit Committee Report in the Registrant's Proxy Statement, which is incorporated herein by reference

                                    PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) and (2) Financial Statements and Schedules

The following financial statements and reports of Independent Auditors appear in the Company's 2003 Annual Report to Shareholders which financial statements are incorporated herein by reference and attached hereto:

Report of Crowe Chizek and Company LLC, Independent Auditors Consolidated Balance Sheets, December 31, 2003 and 2002, Consolidated Statements of Income and Comprehensive Income, Years Ended December 31, 2003, 2002, and 2001, Consolidated Statements of Cash Flows, Years Ended December 31, 2003, 2002, and 2001, Consolidated Statements of Shareholders' Equity, Years Ended December 31, 2003, 2002, and 2001 and the Notes to Consolidated Financial Statements.

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

13       Annual Report to Shareholders for the year ended December 31, 2003.

14       Registrants Code of Ethics for Senior Financial Officers

21       Subsidiaries of the Registrant

23       Consent of Independent Auditors

31.1     Rule 13a - 14(a)/15d - 14(a) Certification of Chief Executive Officer

31.2     Rule 13a - 14(a)/15d - 14(a) Certification of Chief Financial Officer

32.1     Section 1350 Certifications

32.2     Section 1350 Certifications

(b) Current report on Form 8-K, item 12, operations and financial condition, (announcing the financial results for the third quarter ended September 30, 2003), filed October 17, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             WAYNE BANCORP, INC.

      March 17, 2004                         By: /s/ John A. Lende
---------------------------                      -------------------------------
           Date                                  Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the Capacities and on dates as indicated.

          Signature                  Capacity with Registrant                 Date
----------------------------   ---------------------------------------   --------------
/s/ James O. Basford                                                     March 17, 2004
----------------------------
James O. Basford               Director

/s/ David P. Boyle                                                       March 17, 2004
----------------------------
David P. Boyle, CPA            Principal Executive Officer/
                               Director, Chairman, President and Chief
                               Executive Officer of the Company

/s/ Gwenn E. Bull, CPA                                                   March 17, 2004
----------------------------
Gwenn E. Bull                  Director, Audit Chair

/s/ David L. Christopher                                                 March 17, 2004
----------------------------
David L. Christopher           Director

/s/ Dennis B. Donahue                                                    March 17, 2004
----------------------------
Dennis B. Donahue              Director

/s/ B. Diane Gordon                                                      March 17, 2004
----------------------------
B. Diane Gordon                Director

/s/ John C. Johnston III                                                 March 17, 2004
----------------------------
John C. Johnston, III          Director

/s/ John A. Lende                                                        March 17, 2004
----------------------------
John A. Lende                  Principal Financial Officer/
                               Secretary and Treasurer
                               of the Company

/s/ Victor Schantz                                                       March 17, 2004
----------------------------
Victor Schantz                 Director

/s/ Stephen L. Shapiro                                                   March 17, 2004
----------------------------
Stephen L. Shapiro             Director

/s/ Jeffrey E. Smith                                                     March 17, 2004
----------------------------
Jeffrey E. Smith               Director

/s/ Philip S. Swope                                                      March 17, 2004
----------------------------
Philip S. Swope                Director, Vice Chairman of the Board

SIGNATURES CONTINUED

/s/ David E. Taylor                                                      March 17, 2004
----------------------------
David E. Taylor                              Director

/s/ Richard Wagner                                                       March 17, 2004
----------------------------
Richard Wagner                               Director

/s/ Bala Venkataraman                                                    March 17, 2004
----------------------------
Bala Venkataraman                            Director