Form 10-Q
period 2004-03-31
WAYNE BANCORP INC /OH/
filed 2004-05-10
CIK 788134

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

              [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

              [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

           For the transition period from            to           .
                                         -----------    ----------

                          Commission File Number 014612
                                                 ------

                               WAYNE BANCORP, INC
                               ------------------
             (Exact name of registrant as specified in its charter)

                    Ohio                           34-1516142
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

Yes [X]       No  [ ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes {X]       No  [ ]

As of April 30, 2004, the latest practicable date, 6,311,550 shares of the issuer's common shares, $1.00 stated value per share, were issued and outstanding.

                               WAYNE BANCORP, INC.

                                      INDEX

                                    FORM 10-Q
                      For the Quarter Ended March 31, 2004




                                                                   Page
                                                                   ----
PART I - FINANCIAL INFORMATION

  Item 1.  Condensed Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets ..............      3

           Condensed Consolidated Statements of Income
                and Comprehensive Income ......................      4

           Condensed Consolidated Statements of Cash Flows ....      5

           Notes to Condensed Consolidated Financial Statements      6

  Item 2.  Management's discussion and analysis of financial
                condition and results of operations ...........     13

  Item 3.  Quantitative and Qualitative Disclosures about
                Market Risk ...................................     18

Item 4. Controls and procedures ...............................     20

PART II - OTHER INFORMATION ...................................     20

SIGNATURES ....................................................     22

                               WAYNE BANCORP, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


Item 1.  Financial Statements

                                                                   March 31,      December 31,
                                                                     2004            2003
                                                                     ----             ----
                                                                       (In thousands)
ASSETS

Cash and due from banks                                            $  29,214      $  32,393
Federal funds sold                                                    21,920          3,785
                                                                   ---------      ---------
           Total cash and cash equivalents                            51,134         36,178
Interest-bearing deposits in other financial institutions                100            100
Securities available for sale                                        254,646        272,358
Loans held for sale                                                    6,954         21,482
Loans                                                                453,657        449,291
      Allowance for loans                                             (7,203)        (7,172)
                                                                   ---------      ---------
Net loans                                                            446,454        442,119
Premises and equipment                                                15,865         16,682
Goodwill                                                              24,695         24,695
Other intangible assets                                                4,392          4,540
Accrued interest receivable and other assets                           9,430          9,129
                                                                   ---------      ---------
           Total assets                                            $ 813,670      $ 827,283
                                                                   ---------      ---------

LIABILITIES
Deposits
Interest bearing                                                   $ 557,206      $ 563,457
      Non-interest bearing                                           106,866        112,256
                                                                   ---------      ---------
           Total deposits                                            664,072        675,713
Short-term borrowings                                                 34,441         39,451
Other borrowed funds                                                     577             81
ESOP loan                                                              1,390          1,536
Subordinated debentures                                                7,217          7,217
Other liabilities                                                      5,229          4,182
                                                                   ---------      ---------
           Total liabilities                                         712,926        728,180

SHAREHOLDERS' EQUITY

Common stock, stated value $1.00                                       6,331          6,322
       Shares authorized - 12,000,000 in 2004 and 2003
       Shares issued - 6,331,328 in 2004 and 6,321,543 in 2003
       Shares outstanding - 6,310,955 in 2004
       and  6,321,543 in 2003
Additional paid-in capital                                            46,933         46,715
Retained earnings                                                     47,167         45,974
Unearned ESOP shares - 61,515 in 2004 and 63,897 in 2003              (1,115)        (1,165)
Treasury stock, at cost - 20,373 in 2004 and 0 in 2003                  (522)
Shares held in trust for Deferred Share Plan - 30,151 in 2004
      and 22,775 in 2003                                                (868)          (806)
Accumulated other comprehensive income                                 2,818          2,063
                                                                   ---------      ---------
           Total shareholders' equity                                100,744         99,103
                                                                   ---------      ---------
      Total liabilities and shareholders' equity                   $ 813,670      $ 827,283
                                                                   =========      =========


            See notes to condensed consolidated financial statements

                              WAYNE BANCORP, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)


                                                       Three Months Ended
                                                            March 31,
                                                       2004         2003
                                                       ----         ----
                                                         (In thousands)
INTEREST INCOME
      Interest and fees on loans                       $ 7,549     $ 6,606
      Taxable securities                                 1,588       1,418
      Non-taxable securities                               479         488
      Other interest income                                 19           3
                                                       -------     -------
           Total interest income                         9,635       8,515
                                                       -------     -------
INTEREST EXPENSE
      Interest on deposits                               2,018       2,338
      Interest on federal funds purchased and
        repurchase agreements                               62          52
      Interest on Federal Home Loan Bank
        advances and other borrowed funds                   29          52
      Interest on subordinated debentures                   66
                                                       -------     -------
           Total interest expense                        2,175       2,442
                                                       -------     -------
NET INTEREST INCOME                                      7,460       6,073
Provision for loan losses                                  120          40
                                                       -------     -------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                            7,340       6,033

Other income
      Service charges and fees on deposit accounts         726         515
      Income from fiduciary activities                     544         375
      Net gain on sale of loans                            440         245
      Net gain on sale of securities                       165
      Other                                                114         194
                                                       -------     -------
           Total other income                            1,989       1,329
                                                       -------     -------
Other expenses
      Salaries and employee benefits                     3,266       2,377
      Occupancy and equipment                              970         577
      Other operating expenses                           1,814       1,299
                                                       -------     -------
           Total other expenses                          6,050       4,253
                                                       -------     -------
INCOME BEFORE INCOME TAX EXPENSE                         3,279       3,109
Income tax expense                                         951         881
                                                       -------     -------
NET INCOME                                               2,328       2,228
Other Comprehensive Income, (loss)                         755        (291)
                                                       -------     -------
COMPREHENSIVE INCOME                                   $ 3,083     $ 1,937
                                                       =======     =======

Earnings per common share - basic                      $  0.37     $  0.42
                                                       =======     =======
Earnings per common share - diluted                    $  0.37     $  0.42
                                                       =======     =======
Dividends per share                                    $  0.18     $  0.17
                                                       =======     =======

            See notes to condensed consolidated financial statements.

                               WAYNE BANCORP, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                       Three Months Ended
                                                                             March 31,
                                                                       2004          2003
                                                                     --------      --------
                                                                         (In thousands)
Net cash from operating activities                                   $ 18,415      $  2,358

CASH FLOWS FROM INVESTING ACTIVITIES
      Securities available for sale
           Purchases                                                  (26,902)      (10,777)
           Proceeds from maturities and repayments                     19,451        16,914
           Proceeds from sales                                         25,698
      Net change in loans                                              (4,147)        4,342
      Net change in premises and equipment                                335          (317)
                                                                     --------      --------
           Net cash from investing activities                          14,435        (3,175)

Cash flows from financing activities
      Net change in deposits                                          (11,641)       (1,498)
      Net change in short-term borrowings                              (5,010)       (3,755)
      Proceeds from ESOP and other borrowed funds                         500
      Repayment of ESOP loan and other borrowed funds                    (150)         (142)
      Shares issued for stock options and deferred share plan               9
      Net change in deferred share plan                                   (62)
      Cash dividends paid                                              (1,018)         (744)
      Shares issued from treasury for dividend reinvestment plan          118
      Treasury stock purchased                                           (640)         (803)
                                                                     --------      --------
           Net cash from financing activities                         (17,894)       (6,942)
                                                                     --------      --------

Net change in cash and cash equivalents                                14,956         5,578

Cash and cash equivalents at beginning of period                       36,178        31,638
                                                                     --------      --------

Cash and cash equivalents at end of period                           $ 51,134      $ 37,216
                                                                     ========      ========

Supplemental disclosures of cash flow information
    Cash basis payments for interest expense                         $  2,206      $  2,585

Supplemental non-cash disclosure
    Transfer of loans from held for sale to portfolio                $  4,777      $
    Transfer of fixed assets to held for sale                             879


            See notes to condensed consolidated financial statements.

                               WAYNE BANCORP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of Management, are necessary to present fairly the financial position of Wayne Bancorp, Inc. (the "Company") at March 31, 2004, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature.

The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the financial statements, and notes thereto, of the Company for the year ended December 31, 2003, included in its 2003 annual report. Refer to the accounting policies of the Company described in the notes to the financial statements contained in the Company's 2003 annual report. The Company has consistently followed these policies in preparing this Form 10-Q. The selection and application of these accounting policies involve judgments, estimates and uncertainties that are susceptible to change.

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

Management periodically reviews the loan portfolio in order to establish an allowance for loan losses (Allowance) that are probable as of the respective reporting date. Additions to the Allowance are charged against earnings for the period as a provision for loan losses (Provision). Actual loan losses are charged against (reduce) the Allowance when management believes that the collection of principal will not occur. Unpaid interest for the current year for loans that are placed on Non-Accrual Status is reversed against the interest income previously recognized. Subsequent recoveries of amounts previously charged to the Allowance, if any, are credited to (increase) the Allowance.

The Allowance is regularly reviewed by management to determine whether or not the amount is considered adequate to absorb probable incurred losses. If not, an additional Provision is made to increase the Allowance. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan groups or pools that are based on historical loss experience and general loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower's ability to repay, and current economic and

                               WAYNE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


industry conditions, among other things. The Allowance is also subject to periodic examination by regulators whose review includes a determination as to its adequacy to absorb probable incurred losses.

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

While the Company strives to reflect all known risk factors in its evaluations, judgment errors may occur. If different assumptions or conditions were to prevail, the amount and timing of interest income and loan losses could be materially different. These factors are most pronounced during economic downturns. Since, as described above, so many factors can affect the amount and timing of losses on loans it is difficult to predict, with any degree of certainty, the affect on income if different conditions or assumptions were to prevail. Nonetheless, if any combination of the above judgments or assumptions were to adversely affect the adequacy of the Allowance by ten percent, an additional Provision of approximately $720 thousand would be necessary.

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

                               WAYNE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


                                                           March 31,
(dollars in thousands except per share data)          2004           2003
--------------------------------------------          ----           ----
Net income as reported                            $    2,328     $    2,228
Deduct: Stock based compensation expense
      determined under fair value based method           (17)           (21)
                                                   ---------      ---------
Pro forma net income                              $    2,311     $    2,207

Basic earnings per common share as reported       $     0.37     $     0.42
Pro forma basis earnings per common share               0.37           0.42
Diluted earnings per common share as reported           0.37           0.42
Proforma diluted earnings per common share              0.37           0.42

                               WAYNE BANCORP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2  - SECURITIES

During the three months ended March 31, 2004 proceeds from the sale of securities were $25.7 million, with gross gains of $184 thousand and gross losses of $19 thousand included in earnings. During the period ended March 31, 2003 there were no sales of securities.

Securities available-for-sale were as follows:

                                                   Gross         Gross
                                      Fair       Unrealized    Unrealized
                                      Value        Gains         Losses
                                      -----        -----         ------
                                               (In thousands)
March 31, 2004
      U.S. Treasury                  $  8,208     $     91     $
      Federal agency obligations      100,985          994
      Mortgage-backed securities       54,062          516          (35)
      Obligations of state and
        political subdivisions         80,320        2,412          (17)
      Corporate obligations             5,965          158
      Other securities                  5,106          219           (3)
                                     --------     --------     --------

           Total                     $254,646     $  4,390     $    (55)
                                     ========     ========     ========

December 31, 2003
      U.S. Treasury                  $ 10,222     $     84     $
      Federal agency obligations      113,159          891         (169)
      Mortgage-backed securities       45,562          362         (180)
      Obligations of state and
        political subdivisions         84,376        2,122         (483)
      Corporate obligations            13,838          262
      Other securities                  5,201          244           (7)
                                     --------     --------     --------

           Total                     $272,358     $  3,965     $   (839)
                                     ========     ========     ========

                               WAYNE BANCORP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3  - LOANS

Loans are comprised of the following:


                                        March 31,     December 31,
                                          2004            2003
                                          ----            ----
                                            (In thousands)
Commercial                              $ 252,186      $ 254,110
Real estate - residential mortgage         72,817         72,250
Real estate - commercial mortgage          28,312         25,088
Real estate - construction                  4,419          3,908
Consumer                                   63,077         62,349
Home equity                                32,793         31,229
Lease financing and other                     492            866
                                        ---------      ---------
     Gross loans                          454,096        449,800
Less:  Net deferred loan fees                (415)          (482)
       Unearned income on leases              (24)           (27)
                                        ---------      ---------

     Total loans                        $ 453,657      $ 449,291
                                        =========      =========

Activity in the allowance for loan losses was as follows

                                 March 31,    March 31,
                                   2004         2003
                                   ----         ----
Balance at beginning of year     $ 7,172      $ 6,039
Loans charged off                   (265)         (92)
Loan recoveries                      176           53
Provision for loan losses            120           40
                                 -------      -------
Balance at end of period         $ 7,203      $ 6,040
                                 =======      =======

Impaired loans were as follows

                                                                March 31,  December 31,
                                                                  2004        2003
                                                                  ----        ----
Period-end loans with no allocated allowance for loan losses     $    0      $    0
Period-end loans with allocated allowance for loan losses         5,079       5,302
                                                                 ------      ------

      Total                                                      $5,079      $5,302
                                                                 ======      ======

Amount of the allowance for loan losses allocated                $  994      $  821
                                                                 ======      ======

Non-performing loans were as follows:

Loans past due over 90 days and accruing interest                $1,938     $1,063
Non-accrual loans                                                 1,217      1,233

                               WAYNE BANCORP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Those loans that are past due 90 days or more and still accruing interest are well secured and in the process of collection.

NOTE 4 - EARNINGS PER COMMON SHARE

The factors used in the earnings per common share computations were as follows:

                                                                       March 31,
                                                                2004              2003
                                                                ----              ----
BASIC

      Net income                                              $ 2,328,000      $ 2,228,000

      Weighted average common shares outstanding                6,314,037        5,294,316
      Less:  average unallocated ESOP shares                      (63,872)         (74,045)
                                                              -----------      -----------

      Average shares                                            6,250,165        5,220,272
                                                              ===========      ===========

Basic earnings per common share                               $       .37      $       .42
                                                              ===========      ===========

DILUTED

      Net income                                              $ 2,328,000      $ 2,228,000

      Weighted average common shares outstanding
        for basic earnings per common share                     6,250,165        5,220,272
      Add: diluted effects of assumed exercises
             of stock options                                      23,272           24,834
                                                              -----------      -----------

      Average shares and dilutive potential common shares       6,273,438        5,245,106
                                                              ===========      ===========

      Diluted earnings per common share                       $       .37      $       .42
                                                              ===========      ===========

Stock options for 94,602, shares of common stock and 33,516 shares of common stock were not considered in computing diluted earnings per common share for 2004 and 2003 because they were antidilutive.

NOTE 5 - SUBORDINATED DEBENTURES

Subordinated debentures consists of junior mandatorily redeemable capital securities owed to a nonconsolidated subsidiary trust, with a par and fair value of $7.0 million at a floating rate of 5.50%. These securities were issued through a special purpose entity as part of a pooled offering. The Company may redeem them, in whole but not in part, any time prior to 2007 at a price of 107.50% of face value. After 2007, the securities may be redeemed at face. These securities are treated as Tier 1 capital for regulatory purposes. These securities were assumed in connection with the acquisition of Banc Services Corp. (BSC)

Under new accounting guidance, FASB Interpretation No. 46, as revised in December 2003, the trust is not consolidated with the Company. Accordingly, the Company does not report the securities issued by the trust as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by the trust, as these are no longer eliminated in consolidation. Accordingly, these balances are reported as "subordinated debentures" and continue to be presented in liabilities on the balance sheet. The

                               WAYNE BANCORP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


deconsolidation of the net assets and results of operations of the trusts had no material impact on the Company's financial statements since the Company continues to be obligated to repay the debentures held by the trusts and guarantees repayment of the capital securities issued by the trust. The consolidated debt obligation related to the trusts increased from $7.0 million to $7.2 million upon deconsolidation, with the difference representing the Company's common equity ownership in the trusts.

                               WAYNE BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Item 2.  Management's Discussion and Analysis

INTRODUCTION

The following discusses the financial condition as of March 31, 2004, as compared to December 31, 2003 and the results of operations for the three months ended March 31, 2004 and the same period in 2003. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

LIQUIDITY

The main objectives of asset/liability management are to provide adequate liquidity and to minimize interest rate risk. Liquidity is the ability to meet cash flow needs, which in the banking industry, refers to the Company's ability to fund customer borrowing needs as well as deposit withdrawals. The Company's primary source of liquidity is from overnight federal funds sold and securities available for sale. In addition, other assets such as cash and due from banks and maturing loans also provide additional sources of liquidity. At March 31, 2004, the amount of cash and due from banks, federal funds sold, securities and loans with scheduled maturities and or repricing within the next three months was $282 million. The Company continues to keep a balance between short and long-term investments and securities that will provide adequate liquidity and maximize earnings. Based on the Company's capital position, profitability and reputation, the available liquidity sources are considered adequate to meet the current and projected needs of the Company.

CAPITAL

The Company's capital adequacy is a primary concern in our industry, and is measured by several key ratios. A long-standing measure of capital adequacy is the percentage of shareholders' equity to total assets. At March 31, 2004, the Company's equity-to-asset ratio was 12.4% compared to 12.0% at December 31, 2003. Regulators of the banking industry focus primarily on two other measurements of capital - the risk-based capital ratio and the leverage ratio. The risk-based capital ratio consists of a numerator of allowable capital components and a denominator of an accumulation of risk-weighted assets. With a significant portion of the Company's securities portfolio in government related low risk categories and a fair amount of the loan portfolio in one-to-four family mortgage loans with a 50% risk assessment, the risk-based capital ratio was 15.7% at March 31, 2004, and 15.2% at December 31, 2003.

                               WAYNE BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


The regulators require a minimum leverage capital ratio of 3%. They will expect most banks to maintain leverage ratios at least in the 4-5% range. The leverage ratio is calculated as equity capital less certain intangible assets divided by total assets less those same intangible assets. At March 31, 2004, and December 31, 2003, the ratios were 9.6% and 9.2% respectively.

The Company's deposit insurance premiums which are paid to the Federal Deposit Insurance Corporation are based, in part, on these capital ratios. The FDIC considers a bank "adequately capitalized" if the capital ratios are: Total risk-based 8%, Tier 1 risk-based 4% and a leverage ratio of 4%. The FDIC considers a bank "well capitalized" with comparable capital ratios of 10%, 6% and 5%.

Management is not aware of any matters subsequent to March 31, 2004 that would cause the Company's capital category to change.

FINANCIAL CONDITION

The total assets of the Company decreased by $13.6 million or 1.7% from December 31, 2003 to March 31, 2004. This decrease is due to a $10.2 million decline in total loan balances driven by the sale of $13.9 million of mortgage loans into the secondary market during the first quarter, a $3.2 million decrease in cash and due from banks offset by a $423 thousand increase in securities and federal funds sold. Total deposits of the Company experienced a decline of $11.6 million during the first quarter of the year, while short-term borrowings declined by $5.0 million.

Loans, excluding loans held for sale, at March 31, 2004 were $453.7 million, which is an increase of $4.4 million from $449.3 at December 31, 2003. This increase is primarily due to the reclassification of $4.8 million of loans from held for sale to portfolio, net of $630 thousand in principal reductions. As one-to-four family residential mortgage loans become seasoned, those originated more than 12 months ago, they are removed from held for sale and transferred to portfolio at book value and are no longer considered held for sale. The Company's focus continues to be in the commercial loan area, however due to the weak economic conditions loan balances declined by $1.9 million from December 31, 2003. Management expects that as the economy strengthens that this trend will reverse and commercial loan demand and volume will be stronger during the second half of the year. Real estate loans increased by $4.3 million during the three months ended March 31, 2004 primarily due to the reclassification of loans from held for sale, as well as an increase in commercial mortgage and construction loans. Total consumer loans increased $728 thousand during the first quarter of the year as a result of interest rate reductions made early in the quarter which enabled the affiliate banks to be more competitive in the indirect automobile market. Home equity loans increased by $1.6 million during the quarter ended March 31, 2004 as a result of consumers using the equity in their homes to consolidate debt and finance living expenses. Although total loans have increased during the first quarter of this year, Management anticipates that overall loan demand and balances could be impacted by the closing of Rubbermaid, which is expected to occur during the second quarter of 2004, with projected layoffs of 1,250 employees.

As of March 31, 2004, the Company had $7.0 million of one-to-four family residential mortgage loans classified as held for sale, compared to $21.5 million at December 31, 2003. Through March 31, 2004 the Company sold $13.9 million of mortgage loans into the secondary market. Loans classified as held for sale, are those 15 and 30 year fixed rate mortgage loans, that were originated within the preceding 12 months. Management considers the sale of loans into the secondary market based on overall portfolio composition, interest rate risk and liquidity.

Based on recent improvements in overall economic conditions, trends in the financial markets and comments made by the Federal Reserve, management expects interest rates to increase during the second or third quarter of this year. Rate increases, which signal signs of a stronger economy and higher inflation,

                               WAYNE BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


impact rates offered on various loan and deposit products. Most susceptible are the variable rate products that change based on various indices, such as the prime rate of interest and treasury rates.

Total securities available for sale and federal funds sold increased by $423 thousand through the first quarter of 2004, comprised of an increase of $18.1 million in federal funds sold while securities decreased by $17.7 million. The increase in federal funds sold was primarily due to the sale of $13.9 million of mortgage loans near the end of the quarter that were reinvested into short-term federal funds sold on a temporary basis. The decline in securities was primarily due to the sale of $25.7 million of securities during the first quarter that was used to fund deposit withdrawals and a reduction in short-term borrowings.

Total deposits decreased by $11.6 million for the period ended March 31, 2004. This decline in deposits is normal for the Company, as funds placed on deposit at year-end are withdrawn for business or other purposes during the first quarter of the year. In addition to the normal withdrawals experienced during the first quarter of the year, Management is also aware that deposits may experience further declines as the economy shows sustained signs of a recovery and depositors shift their funds into higher yielding investments such as bonds or equities. As consumers have become more "mobile" through direct deposit, online banking, and other means growing deposits with traditional accounts and services has become more difficult, and management also recognizes that competition for deposits includes mutual funds and the equity markets. Deposit growth is an ongoing objective of management to facilitate funding for loan demand and asset growth. To facilitate this growth in deposits, management monitors rates and products within the Company's market area to ensure its products, fees, and rates are competitive. Further, to enhance customer service and convenience, the Company offers several delivery channels including the traditional branch and ATM network, online and telephone banking and debit cards.

Short-term borrowings, which consists of securities sold under agreements to repurchase, decreased $5.0 million for the three months ended March 31, 2004. This decrease is primarily related to the soft economic conditions as commercial customers are utilizing these deposits to cash flow current operations.

Other borrowed funds, which consists of line of credit advances and an assumption of debt due on the purchase of land increased by $496 thousand during the three months ended March 31, 2004. This increase is due to the Company taking a $500 thousand advance on its line of credit for short term funding needs.

RESULTS OF OPERATIONS

Net income was $2.33 million for the first three months of 2004 compared to $2.23 million for the same period in 2003, which represents an increase of $100 thousand, or 4.5%. Basic and diluted earnings per common share for the three months ended March 31, 2004 and 2003 were $.37 per share and $.42 per share. Dividends were $.18 per share for the first three months of 2004 and $.17 per share for the first three months in 2003.

Total interest income for the first three months increased $1.12 million or 13.2% compared to the prior year. This increase in interest income is primarily due to the merger with BSC, as the Company continues to experience downward pressure on asset yields as a result of the prolonged low interest rate environment. As the Federal Open Market Committee (FOMC) has reduced rates thirteen times over the past three years, the "benchmark" federal funds rate remains at historic lows. And as the prime rate of interest tends to move in conjunction with the federal funds rate, the prime rate of interest of 4.00% remains at its lowest level in over 40 years. The Company prices commercial and industrial loans as well as home equity loans on the prime rate of interest, therefore fluctuations in this index will cause an increase or decrease in total interest income.

                               WAYNE BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Total interest earning assets were $737.3 million and $579.8 million at March 31, 2004, and 2003. The increase in earning assets is due to growth in securities and federal funds sold of $87.5 million and loans of $70.0 million. The weighted average interest rate earned on earning assets has decreased from 5.91% at March 31, 2003 to 5.27% at March 31, 2004.

Total interest bearing liabilities at March 31, 2004 and 2003 were $600.1 and $478.0 million respectively. The weighted average interest rate paid for these liabilities has decreased from 2.09% at March 31, 2003 to 1.45% at March 31, 2004.

The net effect of the changes in interest earning assets and interest bearing liabilities, combined with the repricing that has occurred since March 31, 2003, caused an increase in net interest income of $1,387,000 or 22.8%, for the three months ended March 31, 2004.

The provision for loan losses was $120 thousand and $40 thousand for the three-month periods ending March 31, 2004 and 2003, while the ratio of the allowance for loan losses to total loans was 1.59% and 1.60%. The increase in the provision is due to an increase in the allowance allocated to specific loans, an increase in loans classified as non-performing and an increase in charge-offs from the prior period. During the three months ended March 31, 2004 gross charge-offs were $266 thousand, which increased $173 thousand, or 186.0%, from gross charge-offs of $93 thousand during the same period in 2003. The increase in the gross charge-offs is primarily in the consumer loan area as SBT and AFC have a larger concentration in consumer loans. As SBT and AFC are strategically focused to conduct a larger volume of consumer installment and in-direct dealer loans it is anticipated that the Company's total charge-offs will be higher than has been reported in prior periods. Given the make-up of the loan portfolio, which considers past due loans, charge-offs and recovery history as well as general economic conditions, management considers the allowance for loan losses to be adequate and sufficient to cover probable incurred credit losses.

Total other income increased by $660 thousand for the three months ended March 31, 2004, compared to the same period in 2003. Service charges and fees on deposits increased $211 thousand, or 41.0%, from $515 thousand at March 31, 2003, to $726 thousand at March 31, 2004, primarily as a result of the increased fees from SBT. Trust revenues increased $169 thousand, or 45.1%, due to increased fees generated from the Trust division primarily due to an increase in assets under management from the SBT trust department. Net gains on the sale of loans increased $195 thousand, or 80.0%, from $245 thousand at March 31, 2003 to $440 thousand at March 31, 2004. Although total loans sold in the in the prior period were $14.2 million compared to $13.9 million during 2004, the Company benefited from pricing that was more favorable during the current year. Net gains on the sale of securities were $165 thousand for the current year, while there were no sales in the prior year. Other income, which consists of discount brokerage fees, mortgage loan servicing fees, subsidiary income and miscellaneous income decreased by $80 thousand, or 41.2%, for the three months ended March 31, 2004 compared to the same period in 2003. The primary reason for this decline is due to a $32 thousand decrease in income from Chippewa Valley Title Agency, Inc. a wholly-owned subsidiary of WCNB, as well as a $148 thousand reduction in mortgage servicing fees as a result of a $161 thousand impairment recorded during the current year.

Total other expenses increased by $1.80 million, or 42.3%, for the three months ended March 31, 2004 compared to the same period in 2003. Salaries and employee benefits increased by $889 thousand, or 37.4%, from $2.38 million at March 31, 2003 to $3.27 million at March 31, 2004. This increase is due, in part, to the acquisition of BSC, annual salary adjustments that are made each year in order to maintain compensation at a level that will attract and retain employees, as well as an increase in expenses related to retirement benefits, and health insurance costs. Occupancy and equipment expenses increased $393 thousand, or 68.1%, from $577 thousand at March 31, 2003 to $970 thousand at March 31, 2004. This increase is primarily related to an increase in expenses related to building and equipment depreciation due

                               WAYNE BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS


to an increase in premises and equipment, as well as increases in both building maintenance and repairs and utilities. Other non-interest expenses increased $515 thousand, or 39.7%, from $1.30 million at March 31, 2003 to $1.81 million at March 31, 2004. Increases in this area were noted in substantially all expense items as a result of increased costs related to the overall increase in the asset base of the Company causing a rise in these expenses, which are primarily volume driven. Expenses related to directors fees and data processing experienced reductions of $17 thousand and $83 thousand respectively. Directors fees have declined primarily as a result of making changes to the deferred compensation plan during 2003, while data processing expense has declined as WCNB had previously outsourced its data processing and now MID is performing the data processing for both bank affiliates.

                               WAYNE BANCORP, INC.
             QUANTITATIVE AND QUALITATIVE MEASURES ABOUT MARKET RISK

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

There are several methods employed by the Company to monitor and control interest rate risk. One such method is using a "GAP" analysis. The GAP is defined as the repricing variance between rate sensitive assets and rate sensitive liabilities within certain periods. The repricing can occur due to changes in rates on variable rate products as well as maturities of interest-earning assets and interest-bearing liabilities. A high ratio of interest sensitive liabilities, generally referred to as a negative GAP, tends to benefit net interest income during periods of falling interest rates as the average rate paid on interest-bearing liabilities declines faster than the average rate earned on interest-earning assets. The opposite holds true during periods of rising interest rates. The Company attempts to minimize the interest rate risk through management of the GAP in order to achieve consistent shareholder return. Based on loan demand and funding needs, Management attempts to manage the GAP position by adjusting maturities and rates on deposit products accordingly. Another strategy used by the Company is to originate variable rate loans tied to market indices. Such loans reprice on an annual, quarterly, monthly or daily basis as the underlying market index changes. Currently, approximately 65% of the Company's loan portfolio is written as variable rate. The Company also invests excess funds in liquid federal funds that mature and reprice on a daily basis. The Company also maintains all of its securities in the available for sale portfolio to take advantage of interest rate fluctuations and to maintain liquidity for loan funding and deposit withdrawals.

The table below provides information relating to the net present value (NPV) of the Company for its most recent year ended December 31, 2003. The NPV is calculated as of a specific point in time and is defined as the discounted present value of asset cash flows minus the discounted present value of liability cash flows. Interest rate risk analysis using NPV involves changing the interest rates used in determining the cash flows and in discounting those cash flows. The resulting percentage change in NPV is an indication of the longer-term repricing risk and options risk embedded in the balance sheet. The NPV calculation assumes an immediate change in rates at those levels indicated, that the balance sheet is static with no growth projections and assumes a long-term horizon. Management believes that no events have occurred since December 31, 2003 that would significantly change the values reported in the following NPV table.

                               WAYNE BANCORP, INC.
             QUANTITATIVE AND QUALITATIVE MEASURES ABOUT MARKET RISK


                     Net Portfolio Value - December 31, 2003

 Change in rates         $ Amount         $ Change       % Change
 ---------------         --------         --------       --------
      +200                102,365         (18,725)          (15)%
      +100                111,935          (8,705)           (7)%
      Base                120,640
      -100                129,087           8,447             7%
      -200                139,095          18,455            15%

                               WAYNE BANCORP, INC.
                             CONTROLS AND PROCEDURES


Item 4.  Controls and Procedures

Within the 90 day period prior to the filing date, an evaluation was carried out under the supervision and with the participation of Wayne Bancorp, Inc.'s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of
1934). Our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company's reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period ended March 31, 2004 that the Company's internal controls and procedures continue to be strengthened.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

      None.

Item 2.    Changes in Securities

The following table pertains to activity related to the securities of the Company for the period ended March 31, 2004

                                                                      Total Number of
                                                                     Shares Purchased        Maximum Number of
                            Total Number                                As Part of a        Shares That May Yet
                             of Shares          Average Price           Publicly              Be Purchased
      Period                 Purchased         Paid Per Share         Announced Plan          Under The Plan
      ------                 ---------         --------------         --------------          --------------
January  1, 2004  -
January 31, 2004              15,000              $26.57                         0                  0

February 1, 2004  -
February 29, 2004             10,000              $24.20                         0                  0

March 1, 2004  -
March 31, 2004                     0              $ 0.00                         0                  0


Item 3.    Defaults Upon Senior Securities

      None.

Item 4.    Submission of Matters to a Vote of Security Holders

      None

Item 5.    Other Information

      None.

Item 6.    Exhibits and Reports on Form 8-K

      (a) Exhibits

      31.1
      31.2
      32.1
      32.2

      (b) Reports on Form 8-K

1. Current Report on Form 8-K dated January 23, 2004, announcing fourth quarter financial results of Wayne Bancorp, Inc.

2. Current Report on Form 8-K dated April 26, 2004, announcing first quarter financial results of Wayne Bancorp, Inc.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2004             \s\ David P. Boyle
      ------------             --------------------
                               David P. Boyle, CPA
                               Chairman, President and CEO


Date: May 10, 2004             \s\ John A. Lende
      ------------             -----------------
                               John A. Lende, CPA
                               Secretary and Treasurer