Form 10-Q
period 2004-06-30
WAYNE BANCORP INC /OH/
filed 2004-08-09
CIK 788134

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT

For the transition period

From                 To

Commission File Number 014612

WAYNE BANCORP, INC
(Exact name of registrant as specified in its charter)

Ohio	34-1516142
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

112 West Liberty Street, P.O. Box 757, Wooster, Ohio 44691
(Address of principal executive offices)

(330) 264-1222
(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

As of July 31, 2004, the latest practicable date, 6,316,499 shares of the issuer’s common shares, $1.00 stated value per share, were issued and outstanding.

WAYNE BANCORP, INC.

INDEX

FORM 10-Q
For the Quarter Ended June 30, 2004

WAYNE BANCORP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Item 1. Financial Statements

	June 30	December 31
	2004	2003
	(In Thousands)
ASSETS
Cash and due from banks	$29,224	$32,393
Federal funds sold	0	3,785

Total cash and cash equivalents	29,224	36,178
Interest-bearing deposits in other financial institutions	100	100
Securities available for sale	272,857	272,358
Loans held for sale	5,084	21,482
Loans	456,972	449,291
Allowance for loans	(7,220)	(7,172)

Net loans	449,752	442,119
Premises and equipment	15,479	16,682
Goodwill	24,695	24,695
Other intangible assets	4,245	4,540
Accrued interest receivable and other assets	9,581	9,129

Total assets	$811,017	$827,283

LIABILITIES
Deposits
Interest bearing	$554,869	$563,457
Non-interest bearing	114,127	112,256

Total deposits	668,996	675,713
Short-term borrowings	31,253	39,451
Other borrowed funds	1,572	81
ESOP loan	1,390	1,536
Subordinated debentures	7,217	7,217
Other liabilities	2,960	4,182

Total liabilities	713,388	728,180
SHAREHOLDERS’ EQUITY
Common stock, stated value $1.00	6,337	6,322
Shares authorized – 12,000,000 in 2004 and 2003 Shares issued – 6,336,143 in 2004 and 6,321,543 in 2003 Shares outstanding – 6,315,770 in 2004 and 6,321,543 in 2003
Additional paid-in capital	47,114	46,715
Retained earnings	48,037	45,974
Unearned ESOP shares - 59,333 in 2004 and 63,897 in 2003	(1,065)	(1,165)
Treasury stock, at cost - 20,373 in 2004 and 0 in 2003	(522)	0
Shares held in trust for Deferred Share Plan - 33,160 in 2004 and 22,775 in 2003	(905)	(806)
Accumulated other comprehensive income (loss)	(1,367)	2,063

Total shareholders’ equity	97,629	99,103

Total liabilities and shareholders’ equity	$811,017	$827,283

WAYNE BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In Thousands)
Interest income
Interest and fees on loans	$7,713	$7,254	$15,262	$13,860
Taxable securities	1,630	1,418	3,218	2,836
Non-taxable securities	525	516	1,004	1,004
Other interest income	19	57	38	60

Total interest income	9,887	9,245	19,522	17,760

Interest expense
Interest on deposits	1,928	2,402	3,946	4,740
Interest on federal funds purchased and repurchase agreements	49	59	111	111
Interest on Federal Home Loan Bank advances and other borrowed funds	40	61	69	113
Interest on subordinated debentures	97	0	163	0

Total interest expense	2,114	2,522	4,289	4,964

Net interest income	7,773	6,723	15,233	12,796
Provision for loan losses	59	71	179	111

Net interest income after provision for loan losses	7,714	6,652	15,054	12,685
Other income
Service charges and fees on deposit accounts	690	605	1,416	1,120
Income from fiduciary activities	536	482	1,080	850
Net gain on sale of loans	64	135	504	380
Net gain on sale of securities	72	0	237	0
Other	432	295	546	496

Total other income	1,794	1,517	3,783	2,846

Other expenses
Salaries and employee benefits	3,408	2,674	6,674	5,051
Occupancy and equipment	954	646	1,924	1,223
Other operating expenses	2,367	1,711	4,181	3,010

Total other expenses	6,729	5,031	12,779	9,284

Income before income tax expense	2,779	3,138	6,058	6,247
Income tax expense	782	907	1,733	1,788

Net income	$1,997	$2,231	$4,325	$4,459

WAYNE BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
(Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In Thousands)
Net income	$1,997	$2,231	$4,325	$4,459
Other Comprehensive Income, (loss)	(4,185)	630	(3,430)	339

Comprehensive income (loss)	$(2,188)	$2,861	$895	$4,798

Earnings per common share — basic	$.32	$.40	$.69	$.82

Earnings per common share — diluted	$.32	$.40	$.69	$.82

Dividends per share	$.18	$.17	$.36	$.34

WAYNE BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
	(In thousands)
Net cash from operating activities	$20,033	$(4,616)
Cash flows from investing activities
Securities available for sale
Purchases	(84,033)	(25,430)
Proceeds from maturities and repayments	43,708	32,021
Proceeds from sales	33,256
Net change in loans	(3,035)	16,649
Net cash received in merger		4,243
Net Purchase of premises and equipment	(638)	(920)
Proceeds from sales of premises		102

Net cash from investing activities	(10,742)	26,665
Cash flows from financing activities
Net change in deposits	(6,717)	(792)
Net change in short-term borrowings	(8,198)	725
Proceeds from other borrowed funds	1,500
Repayment of other borrowed funds	(9)	(8)
Repayment of ESOP loan	(146)	(134)
Cash dividends paid	(2,035)	(1,484)
Treasury stock purchased	(640)	(2,654)

Net cash from financing activities	(16,245)	(4,347)

Net change in cash and cash equivalents	(6,954)	17,702
Cash and cash equivalents at beginning of period	36,178	31,638

Cash and cash equivalents at end of period	$29,224	$49,340

Supplemental disclosures of cash flow information
Cash basis payments for federal income tax purposes	$600	$1,845
Cash basis payments for interest expense	4,381	4,752
Supplemental non-cash disclosure
Merger with BSC through issuance of common stock	$0	$38,556
Transfer of loans from held for sale to portfolio	$4,777
Transfer of fixed assets to held for sale	879

WAYNE BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These interim financial statements are prepared without audit and reflect all adjustments which, in the opinion of Management, are necessary to present fairly the financial position of Wayne Bancorp, Inc. (the “Company”) at June 30, 2004, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature.

The accompanying consolidated financial statements have been prepared in accordance with the instructions of Form 10-Q and therefore, do not purport to contain all the necessary financial disclosures required by accounting principles generally accepted in the United States of America that might otherwise be necessary in the circumstances, and should be read in conjunction with the financial statements, and notes thereto, of the Company for the year ended December 31, 2003, included in its 2003 annual report. Refer to the accounting policies of the Company described in the notes to the financial statements contained in the Company’s 2003 annual report. The Company has consistently followed these policies in preparing this Form 10-Q. The selection and application of these accounting policies involve judgments, estimates and uncertainties that are susceptible to change.

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

Presented below are discussions of those accounting policies that management believes are the most important (Critical Accounting Policies) to the portrayal and understanding of the Company’s financial condition and results of operations. These Critical Accounting Policies require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of materially different financial condition or results of operations is a reasonable likelihood.

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

The Allowance is regularly reviewed by management to determine whether or not the amount is considered adequate to absorb probable incurred losses. If not, an additional Provision is made to increase the Allowance. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan groups or pools that are based on historical loss experience and general loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower’s ability to repay, and current economic and

WAYNE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

industry conditions, among other things. The Allowance is also subject to periodic examination by regulators whose review includes a determination as to its adequacy to absorb probable incurred losses.

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

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Employee Stock Option Plan (“ESOP”) shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share includes the additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and dividends through the issue of the financial statements.

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

WAYNE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	Three months ended		Six months ended
	June 30		June 30,
(dollars in thousands except per share data)	2004	2003	2004	2003
Net income as reported	$1,997	$2,231	$4,325	$4,459
Deduct: Stock based compensation expense determined under fair value based method	(17)	(22)	(33)	(43)

Pro forma net income	$1,980	$2,209	$4,292	$4,416

Basic earnings per common share as reported	$0.32	$0.40	$0.69	$0.82
Pro forma basis earnings per common share	0.32	0.40	0.69	0.82
Diluted earnings per common share as reported	0.32	0.40	0.69	0.82
Pro forma diluted earnings per common share	0.32	0.39	0.68	0.81

NOTE 2 – PENDING MERGER

On June 4, 2004 the Company announced it has entered into a merger agreement with National City Corporation (NCC). Pursuant to this agreement the Company will be merged into NCC with the latter surviving the merger. In connection with the merger the shareholders of the Company will be entitled to receive $28.50 for each share of the Company’s stock owned. The transaction is subject to shareholder and regulatory approval and is expected to close in the fourth quarter of 2004.

WAYNE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

NOTE 3 — SECURITIES

During the three months ended June 30, 2004 proceeds from the sale of securities were $7.6 million, with gross gains of $72 thousand included in earnings. During the six months ended June 30, 2004, proceeds from the sale of securities were $33.3 million, with gross gains of $256 thousand, and gross losses of $19 thousand included in earnings. During the three and six months ended June 30, 2003 there were no sales of securities.

Securities available for sale were as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
	(In thousands)
June 30, 2004
U.S. Treasury	$6,067	$	$(31)
Federal agency obligations	126,115	170	(1,274)
Mortgage-backed securities	56,319	128	(1,217)
Obligations of state and political subdivisions	75,352	1,041	(1,201)
Corporate obligations	3,897	90
Other securities	5,107	204	(13)

Total	$272,857	$1,633	$(3,736)

December 31, 2003
U.S. Treasury	$10,222	$84	$
Federal agency obligations	113,159	891	(169)
Mortgage-backed securities	45,562	362	(180)
Obligations of state and political subdivisions	84,376	2,122	(483)
Corporate obligations	13,838	262
Other securities	5,201	244	(7)

Total	$272,358	$3,965	$(839)

WAYNE BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 — LOANS

Loans are comprised of the following:

	June 30,	December 31,
	2004	2003
	(In thousands)
Commercial	$248,261	$254,110
Real estate – residential mortgage	70,183	72,250
Real estate – commercial mortgage	34,858	25,088
Real estate – construction	3,379	3,908
Consumer	65,527	62,349
Home equity	34,640	31,229
Lease financing and other	520	866

Gross loans	457,368	449,800
Less: Net deferred loan fees	(380)	(482)
Unearned income on leases	(16)	(27)

Total loans	$456,972	$449,291

Activity in the allowance for loan losses was as follows

	June 30,	June 30,
	2004	2003
Balance at beginning of year	$7,172	$6,039
Acquired allowance for loan losses		2,529
Loans charged off	(430)	(659)
Loan recoveries	299	109
Provision for loan losses	179	111

Balance at end of period	$7,220	$8,129

Impaired loans were as follows

	June 30,	December 31,
	2004	2003
Period-end loans with no allocated allowance for loan losses	$0	$0
Period-end loans with allocated allowance for loan losses	7,003	5,302

Total	$7,003	$5,302

Amount of the allowance for loan losses allocated	$2,290	$821

Non-performing loans were as follows:
Loans past due over 90 days and accruing interest	$2,019	$1,063
Non-accrual loans	2,702	1,233

WAYNE BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Those loans that are past due 90 days or more and still accruing interest are well secured and in the process of collection.

NOTE 5 — EARNINGS PER COMMON SHARE

The factors used in the earnings per common share computations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Basic
Net income	$1,997,000	$2,231,000	$4,325,000	$4,459,000
Weighted average common shares outstanding	6,311,849	5,637,663	6,312,949	5,469,771
Less: average unallocated ESOP shares	(61,590)	(71,492)	(62,737)	(72,755)

Average shares	6,250,259	5,566,171	6,250,212	5,397,016

Basic earnings per common share	$0.32	$0.40	$0.69	$0.82

Diluted
Net income	$1,997,000	$2,231,000	$4,325,000	$4,459,000
Weighted average common shares outstanding for basic earnings per common share	6,250,259	5,566,171	6,250,212	5,397,016
Add: diluted effects of assumed exercises of stock options	22,025	30,716	23,227	27,854

Average shares and dilutive potential common shares	6,274,284	5,596,887	6,273,439	5,424,870

Diluted earnings per common share	$0.32	$0.40	$0.69	$0.82

For the three and six months ending June 30, 2004 stock options for 94,602 shares of common stock were not considered in computing diluted earnings per common share because they were non-dilutive. For the three and six months ending June 30, 2003 stock options for 154,544 shares of common stock were not considered in computing diluted earnings per common share because they were non-dilutive.

WAYNE BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – SUBORDINATED DEBENTURES

Subordinated debentures consists of junior mandatorily redeemable capital securities owed to a nonconsolidated subsidiary trust, with a par and fair value of $7.0 million at a floating rate of 5.50%. These securities were issued through a special purpose entity as part of a pooled offering. The Company may redeem them, in whole but not in part, any time prior to 2007 at a price of 107.50% of face value. After 2007, the securities may be redeemed at face. These securities are treated as Tier 1 capital for regulatory purposes. These securities were assumed in connection with the acquisition of Banc Services Corp. (BSC)

Under new accounting guidance, FASB Interpretation No. 46, as revised in December 2003, the trust is not consolidated with the Company. Accordingly, the Company does not report the securities issued by the trust as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by the trust, as these are no longer eliminated in consolidation. Accordingly, these balances are reported as “subordinated debentures” and continue to be presented in liabilities on the balance sheet. The deconsolidation of the net assets and results of operations of the trusts had no material impact on the Company’s financial statements since the Company continues to be obligated to repay the debentures held by the trusts and guarantees repayment of the capital securities issued by the trust. The consolidated debt obligation related to the trusts increased from $7.0 million to $7.2 million upon deconsolidation, with the difference representing the Company’s common equity ownership in the trusts.

WAYNE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2. Management’s Discussion and Analysis

Introduction

The following discusses the financial condition as of June 30, 2004, as compared to December 31, 2003 and the results of operations for the three and six months ended June 30, 2004 and the same period in 2003. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

Forward-Looking Statements

When used in this document, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “projected” or similar expressions are intended to identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area and competition that could cause actual results to differ materially from the historical earnings and those presently anticipated or projected. Factors listed above could affect the Company’s financial performance and could cause the Company’s actual results to differ materially from any statements expressed with respect to future periods.

The Company does not undertake, and specifically disclaims any obligation, to publicly revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Liquidity

The main objectives of asset/liability management are to provide adequate liquidity and to minimize interest rate risk. Liquidity is the ability to meet cash flow needs, which in the banking industry, refers to the Company’s ability to fund customer borrowing needs as well as deposit withdrawals. The Company’s primary source of liquidity is from overnight federal funds sold and securities available for sale. In addition, other assets such as cash and due from banks and maturing loans also provide additional sources of liquidity. At June 30, 2004, the amount of cash and due from banks, federal funds sold, securities and loans with scheduled maturities and or repricing within the next three months was $266 million. The Company continues to keep a balance between short and long-term investments and securities that will provide adequate liquidity and maximize earnings. Based on the Company’s capital position, profitability and reputation, the available liquidity sources are considered adequate to meet the current and projected needs of the Company.

Capital

The Company’s capital adequacy is a primary concern in our industry, and is measured by several key ratios. A long-standing measure of capital adequacy is the percentage of shareholders’ equity to total assets. At June 30, 2004, and December 31, 2003, the Company’s equity-to-asset ratio was 12.0%. Regulators of the banking industry focus primarily on two other measurements of capital - the risk-based capital ratio and the leverage ratio. The risk-based capital ratio consists of a numerator of allowable capital components and a denominator of an accumulation of risk-weighted assets. With a significant portion of the Company’s securities portfolio in government related low risk categories and a fair amount of the loan portfolio in one-to-four family mortgage loans with a 50% risk assessment, the risk- based capital ratio was 15.8% at June 30, 2004, and 15.2% at December 31, 2003.

WAYNE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The regulators require a minimum leverage capital ratio of 3%. They will expect most banks to maintain leverage ratios at least in the 4-5% range. The leverage ratio is calculated as equity capital less certain intangible assets divided by total assets less those same intangible assets. At June 30, 2004, and December 31, 2003, the ratios were 9.7% and 9.2% respectively.

The Company’s deposit insurance premiums which are paid to the Federal Deposit Insurance Corporation are based, in part, on these capital ratios. The FDIC considers a bank “adequately capitalized” if the capital ratios are: Total risk-based 8%, Tier 1 risk-based 4% and a leverage ratio of 4%. The FDIC considers a bank “well capitalized” with comparable capital ratios of 10%, 6% and 5%.

Management is not aware of any matters subsequent to June 30, 2004 that would cause the Company’s capital category to change.

Financial Condition

The total assets of the Company decreased by $16.3 million or 2.0% from December 31, 2003 to June 30, 2004. This decrease is due to a $8.7 million decline in total loan balances driven by the sale of $21.6 million of mortgage loans into the secondary market during the first six months and a $7.0 million decrease in cash and due from banks. Total deposits of the Company experienced a decline of $6.7 million during the first six months of the year, while short-term borrowings declined by $8.2 million.

Loans, excluding loans held for sale, at June 30, 2004 were $457.0 million, which is an increase of $7.7 million from $449.3 at December 31, 2003. This increase is primarily due to the reclassification of $4.8 million of loans from held for sale to portfolio, as well as increases in commercial mortgage, consumer and home equity loans offset by declines in commercial and residential mortgage loans. As one-to-four family residential mortgage loans become seasoned, those originated more than 12 months ago, they are removed from held for sale and transferred to portfolio at book value and are no longer considered held for sale. The Company’s focus continues to be in the commercial loan area, however due to the slower than expected economic recovery loan balances declined by $5.8 million from December 31, 2003. Management expects that as the economy continues to strengthen this trend will reverse and commercial loan demand and volume will be stronger during the second half of the year. Real estate loans decreased by $2.1 million during the six months ended June 30, 2004 primarily due to a general rise in mortgage interest rates causing a reduction in new originations. Total consumer loans increased $3.2 million during the first half of the year as a result of interest rate reductions made early in the year which enabled the affiliate banks to be more competitive in the indirect automobile market. Home equity loans increased by $3.4 million during the period ended June 30, 2004 as a result of consumers using the equity in their homes to consolidate debt and finance living expenses. Although total loans have increased during the first six months of this year, Management anticipates that overall loan demand and balances could be impacted by the closing of Rubbermaid, which occurred during the second quarter of 2004, and eliminated approximately 1,250 jobs. As the closure of the Rubbermaid facility in Wooster occurred in the second quarter the full impact of this may not be felt until later this year as severance payments and unemployment benefits are exhausted.

As of June 30, 2004, the Company had $5.1 million of one-to-four family residential mortgage loans classified as held for sale, compared to $21.5 million at December 31, 2003. Through June 30, 2004 the Company sold $21.6 million of mortgage loans into the secondary market. Loans classified as held for sale, are those 15 and 30 year fixed rate mortgage loans, that were originated within the preceding 12 months. Management considers the sale of loans into the secondary market based on overall portfolio composition, interest rate risk and liquidity.

WAYNE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Based on recent improvements in overall economic conditions, trends in the financial markets and the rate increase initiated by the Federal Open Market Committee (FOMC) during the second quarter of this year, management expects that interest rates will continue to increase gradually over the next 12 – 18 months. Rate increases, which signal signs of a stronger economy and higher inflation, impact rates offered on various loan and deposit products. Most susceptible are the variable rate products that change based on various indices, such as the prime rate of interest and treasury rates.

Total securities available for sale and federal funds sold decreased by $3.3 million through the first six months of 2004, comprised of a decrease of $3.8 million in federal funds sold offset by a $500 thousand increase in securities. The decrease in federal funds sold was used to offset deposit withdrawals and a reduction in short-term borrowings.

Total deposits decreased by $6.7 million for the period ended June 30, 2004. This decline in deposits is partially due to customers withdrawing funds placed on deposit at year–end for business or other purposes. In addition, Management is also aware that deposits may experience further declines as a result of the improving economy as depositors shift their funds into higher yielding investments such as bonds or equities. As consumers have become more “mobile” through direct deposit, online banking, and other means growing deposits with traditional accounts and services has become more difficult, and management also recognizes that competition for deposits includes mutual funds and the equity markets. Deposit growth is an ongoing objective of management to facilitate funding for loan demand and asset growth. To facilitate this growth in deposits, management monitors rates and products within the Company’s market area to ensure its products, fees, and rates are competitive. Further, to enhance customer service and convenience, the Company offers several delivery channels including the traditional branch and ATM network, online and telephone banking and debit cards.

Short-term borrowings, which consists of securities sold under agreements to repurchase, decreased $8.2 million for the six months ended June 30, 2004. This decrease is primarily related to the slow economic recovery as commercial customers are utilizing these deposits to cash flow current operations.

Other borrowed funds, which consists of line of credit advances, Federal Home Loan Bank (FHLB) advances and an assumption of debt due on the purchase of land increased by $1.5 million during the six months ended June 30, 2004. This increase is due to the Company taking a $500 thousand advance on its line of credit for short term funding needs, and Wayne taking a $1.0 million advance from the FHLB to match fund a commercial loan with similar repayment characteristics.

Results of Operations

Net income was $4.33 million for the first six months of 2004 compared to $4.46 million for the same period in 2003, which represent a decrease of $134 thousand or 3.01%. Earnings per common share for the six months ended June 30, 2004 and 2003 were $.69 and $.82 per share respectively. Dividends were $.36 per share for the first six months of 2004 and $.34 per share for the first six months in 2003.

For the three months ended June 30, 2004, net income was $2.00 million, or $.32 per share, with dividends paid of $.18 per share. This compares to net income of $2.23 million, or $.40 per share, with dividends paid of $.17 per share for the three months ended June 30, 2003.

WAYNE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Total interest income for the six months ended June 30, 2004 was $19.52 million, which increased $1.76 million, or 9.9%, from the $17.76 million earned in the comparable period last year. This increase in interest income is primarily due to the merger with BSC, as the Company continues to experience downward pressure on asset yields as a result of the prolonged low interest rate environment and the repricing that has occurred on the asset side of the balance. Although the Federal Open Market Committee (FOMC) initiated a 25 basis point increase during the second quarter of this year, Management believes net interest income and asset yields will continue to be challenged until more substantial rate increases occur. As the Company prices commercial and industrial loans as well as home equity loans on the prime rate of interest, fluctuations in this index will cause an increase or decrease in total interest income. Total interest income for the three months ended June 30, 2004 was $9.9 million, which increased $642 thousand, or 6.9%, compared to $9.2 million for the same three month period one year ago. This increase for the three months ended June 30, 2004 is substantially the same as that for the six months ended June 30, 2004.

Total earning assets were $735.0 million and $768.0 million at June 30, 2004 and June 30, 2003. The decrease in earning assets is due to a $28.8 million decrease in loans held for sale, and a $17.3 million decline in loans, while investments and federal funds sold increased by $13.1 million. The weighted average interest rate earned on these assets has decreased from 6.56% at June 30, 2003 to 5.32% at June 30, 2004.

Total interest bearing liabilities at June 30, 2004 and June 30, 2003 were $596.3 and $650.4 million respectively. The weighted average interest rate paid for these liabilities has decreased from 2.25% at June 30, 2003 to 1.43% at June 30, 2004.

The net effect of the changes in interest earning assets and interest bearing liabilities, combined with the repricing that has occurred since June 30, 2003, caused an increase in net interest income of $2.44 million, or 19.0%, for the six months ended June 30, 2004, and an increase in net interest income of $1.05 million, or 15.6% for the three months ended June 30, 2004.

The provision for loan losses was $179 thousand for the six-month period ending June 30, 2004 compared to $111 thousand for the same period in 2003, while the ratio of the allowance for loan losses to total loans was 1.56% and 1.60% respectively. The increase in the provision is due to an increase in the allowance allocated to specific loans, and an increase in loans classified as non-performing from the prior period. During the six months ended June 30, 2004 gross charge-offs were $430 thousand, which decreased $229 thousand, or 34.8%, from gross charge-offs of $659 thousand during the same period in 2003. The reason for the decrease in charge-offs was due to the Company charging off a $453 thousand commercial loan in the prior period that had been classified as impaired. The provision for the three months ended June 30, 2004 was $59 thousand, compared to $71 thousand for the same three-month period in 2003. Total charge-offs for the three months ended June 30, 2004 were $165 thousand compared to $567 thousand for the same period last year. The decrease in the provision and gross charge-offs is substantially the same as that for the full six months. Given the make-up of the loan portfolio, and considering past due loans, charge-off and recovery history as well as economic conditions, Management considers the allowance for loan losses to be adequate and sufficient to cover probable incurred credit losses.

Total other income increased by $937 thousand, or 32.9% for the six months ended June 30, 2004, compared to the same period in 2003. Service charges and fees on deposits increased $296 thousand, or 26.4%, from $1.12 million at June 30, 2003, to $1.42 million at June 30, 2004, primarily as a result of the increased fees from SBT. Trust revenues increased $230 thousand, or 27.1%, due to increased fees generated from the Trust division primarily due to an increase in assets under management from the SBT trust department. Net gains on the sale of loans increased $124 thousand, or 32.6%, from $380 thousand at June 30, 2003 to $504 thousand at June 30, 2004. Although total loans sold of $21.6 million during the six months ended June 30, 2004 is slightly more than the $20.2 million sold in the prior period, the Company benefited from pricing that was more favorable during the current year. Net gains on the sale of securities were $237 thousand for

WAYNE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS

the current year, while there were no sales in the prior year. Other income, which consists of discount brokerage fees, mortgage loan servicing fees, subsidiary income and miscellaneous income increased by $50 thousand, or 10.1%, for the six months ended June 30, 2004 compared to the same period in 2003. The primary reason for this increase is due to a $68 thousand gain on Wayne’s sale of a branch facility, offset by a decline in income from Chippewa Valley Title Agency, Inc. a wholly-owned subsidiary of Wayne, as well as a reduction in mortgage servicing fees.

Total other income increased $277 thousand, or 18.3% for the three months ended June 30, 2004 compared to the same period one year ago. Service charges on deposits increased by $85 thousand, Trust earnings increased by $54 thousand, gains from investment sales increased by $72 thousand and other miscellaneous income increased by $137 thousand, while net gains on the sale of loans decreased by $71 thousand. These changes are substantially the same as those for the full six months ended June 30, 2004.

Total other expenses increased by $3.50 million, or 37.7%, for the six months ended June 30, 2004 compared to the same period in 2003. Salaries and employee benefits increased by $1.6 million, or 32.1%, from $5.05 million at June 30, 2003 to $6.67 million at June 30, 2004. This increase is due, in part, to the acquisition of BSC, annual salary adjustments that are made each year in order to maintain compensation at a level that will attract and retain employees, as well as an increase in expenses related to retirement benefits, and health insurance costs. Occupancy and equipment expense increased $701 thousand, or 57.3% from $1.22 million at June 30, 2003 to $1.92 million at June 30, 2004. This increase is primarily related to an increase in expenses related to building and equipment depreciation due to an increase in premises and equipment, as well as increases in both building maintenance and repairs and utilities. Other non-interest expenses increased $1.17 million, or 38.9%, from $3.01 million at June 30, 2003 to $4.18 million at June 30, 2004. Increases in this area were noted in substantially all expense items as a result of increased costs related to the overall increase in the asset base of the Company causing a rise in these expenses, which are primarily volume driven. Expenses related to directors fees and data processing experienced reductions of $43 thousand and $298 thousand respectively. Directors fees have declined primarily as a result of making changes to the deferred compensation plan during 2003, while data processing expense has declined as Wayne had previously outsourced its data processing and now MID is performing the data processing for both bank affiliates. Included in other expenses are $301 thousand dollars of expenses related to the pending merger with NCC.

Total other expenses for the three months ended June 30, 2004, increased by $1.70 million, or 33.8% from $5.03 million at June 30, 2003 to $6.73 million at June 30, 2004. Salaries and employee benefits increased by $734 thousand, occupancy and equipment expense increased $308 thousand and other non-interest expenses increased $656 thousand. The increase in these areas is substantially the same as that for the full six months ended June 30, 2004.

WAYNE BANCORP, INC.
QUANTITATIVE AND QUALITATIVE MEASURES ABOUT MARKET RISK

Item 3. Quantitative and qualitative disclosures about market risk.

Asset and Liability Management and Market Risk

The Company’s primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. The Company does not maintain a trading account for any class of financial instruments and the Company is not affected by foreign currency exchange rate risk or commodity price risk. Because the Company does not hold any equity securities other than stock in the FHLB of Cincinnati and an insignificant investment in other equity securities, the Company is not subject to equity price risk.

Interest rate risk is the risk that the Company’s financial condition will be adversely affected due to movements in interest rates. The Company, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets reprice differently than its interest-bearing liabilities. The income of financial institutions is primarily derived from the excess of interest earned on interest-earning assets over the interest paid on interest-bearing liabilities. One of the Company’s principal financial objectives is to achieve long-term profitability while reducing its exposure to fluctuations in interest rates. Accordingly, the Company places great importance on monitoring and controlling interest rate risk.

There are several methods employed by the Company to monitor and control interest rate risk. One such method is using a “GAP” analysis. The GAP is defined as the repricing variance between rate sensitive assets and rate sensitive liabilities within certain periods. The repricing can occur due to changes in rates on variable rate products as well as maturities of interest-earning assets and interest-bearing liabilities. A high ratio of interest sensitive liabilities, generally referred to as a negative GAP, tends to benefit net interest income during periods of falling interest rates as the average rate paid on interest-bearing liabilities declines faster than the average rate earned on interest-earning assets. The opposite holds true during periods of rising interest rates. The Company attempts to minimize the interest rate risk through management of the GAP in order to achieve consistent shareholder return. Based on loan demand and funding needs, Management attempts to manage the GAP position by adjusting maturities and rates on deposit products accordingly. Another strategy used by the Company is to originate variable rate loans tied to market indices. Such loans reprice on an annual, quarterly, monthly or daily basis as the underlying market index changes. Currently, approximately 66% of the Company’s loan portfolio is written as variable rate. The Company also invests excess funds in liquid federal funds that mature and reprice on a daily basis. The Company also maintains all of its securities in the available for sale portfolio to take advantage of interest rate fluctuations and to maintain liquidity for loan funding and deposit withdrawals.

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

WAYNE BANCORP, INC.
QUANTITATIVE AND QUALITATIVE MEASURES ABOUT MARKET RISK
(continued)

Net Portfolio Value – December 31, 2003
Change in rates	$ Amount	$ Change	% Change
+200 bp	$102,365	$(18,275)	(15)%
+100 bp	111,935	(8,705)	(7)
Base	120,640
-100 bp	129,087	8,447	7
-200 bp	139,095	18,455	15

WAYNE BANCORP, INC.
CONTROLS AND PROCEDURES

Item 4. Controls and Procedures

As of the end of the period covered by the quarterly filing an evaluation was carried out under the supervision and with the participation of Wayne Bancorp, Inc.’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period ended June 30, 2004 that the Company’s internal controls and procedures continue to be strengthened.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities

WAYNE BANCORP, INC.
OTHER INFORMATION
(continued)

The following table pertains to activity related to the securities of the Company for the period ended June 30, 2004

			Total Number of
			Shares Purchased	Maximum Number of
	Total Number		As Part of a	Shares That May Yet
	Of Shares	Average Price	Publicly Announced	Be Purchased Under
Period	Purchased	Paid Per Share	Plan	The Plan
January 1, 2004 – January 31, 2004	15,000	$26.57	0	0
February 1, 2004 – February 29, 2004	10,000	$24.20	0	0
March 1, 2004 – March 31, 2004	0	$0.00	0	0
April 1, 2004 – April 30, 2004	0	$0.00	0	0
May 1, 2004 – May 31, 2004	0	$0.00	0	0
June 1, 2004 – June 30, 2004	0	$0.00	0	0

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	Annual Shareholders’ Meeting: Wayne Bancorp, Inc. held its annual meeting of shareholders’ on May 13, 2004, for the purpose of considering and voting on the following:

1.	To elect the four directors named in the joint proxy/statement prospectus.

2.	To transact any other business as may properly come before the annual meeting or any adjournments or postponements of the annual meeting.

     The summary of the voting of the common shares outstanding was as follows:

Proposal 1:

Gwenn E. Bull	FOR: 4,850,981	AGAINST: 33,065	WITHHELD: 20,375
Dennis B. Donahue	FOR: 4,855,151	AGAINST: 28,895	WITHHELD: 20,375
Jeffrey E. Smith	FOR: 4,851,504	AGAINST: 32,542	WITHHELD: 20,375
Richard S. Wagner	FOR: 4,826,350	AGAINST: 57,699	WITHHELD: 20,375

WAYNE BANCORP, INC.
OTHER INFORMATION
(continued)

In addition to the directors that were re-elected above, directors continuing in office until the annual meeting in 2005 are James O. Basford, John C. Johnston III, Victor B. Schantz, Philip S.

Swope and David E. Taylor. Directors continuing in office until the annual meeting in 2006 are David P. Boyle, B. Diane Gordon, Stephen L. Shapiro and Bala Venkataraman.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1
31.2
32.1
32.2

     (b) Reports on Form 8-K

1.	Current Report on Form 8-K dated January 23, 2004, announcing fourth quarter financial results of Wayne Bancorp, Inc.

2.	Current Report on Form 8-K dated April 26, 2004, announcing first quarter financial results of Wayne Bancorp, Inc.

3.	Current report on Form 8-K dated June 4, 2004, announcing a merger agreement with National City Corporation, with National City Corporation being the surviving entity.

4.	Current Report on Form 8-K dated July 27, 2004, announcing second quarter financial results of Wayne Bancorp, Inc.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2004	/s/ David P. Boyle

David P. Boyle, CPA Chairman, President and CEO

Date: August 9, 2004	/s/ John A. Lende

John A. Lende, CPA Secretary and Treasurer